Form 10QSB
period 2008-03-31
WISHART ENTERPRISES LTD
filed 2008-04-02
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________to __________

Commission File Number: 333-149197

Wishart Enterprises Limited
(Exact name of small business issuer as specified in its charter)

Nevada	39-2068976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#108-2940 Louise Street Saskatoon, Saskatchewan Canada S7J 5K2
(Address of principal executive offices)

206-339-9420
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,515,000 common shares as of February 29, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 29, 2008 and November 30, 2007;

F-2	Statements of Operations for the three months ended February 29, 2008 and period from inception (December 13, 2006 ) to February 29, 2008;

F-3	Statement of Stockholder’s Equity for the period from inception (December 13, 2006) to February 29, 2008; and

F-4	Statements of Cash Flows for the three months ended February 29, 2008 and period from inception (December 13, 2006) to February 29, 2008;

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED BALANCE SHEETS
As at February 29, 2008 and November 30, 2007

ASSETS	February 29, 2008	November 30, 2007
		(audited)
Current assets
Cash	$34,154	$46,496
Total current assets	34,154	46,496

Computer equipment, net of accumulated depreciation of $ 482 (2007-$ 386)	1,233	1,329
TOTAL ASSETS	$35,387	$47,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities – Note 6	$14,679	$12,907

TOTAL LIABILITIES	14,679	12,907

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 50,000,000 shares authorized, 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid in capital	58,685	58,685
Deficit accumulated during the exploration stage	(40,492)	(26,282)
Total stockholders’ equity	20,708	34,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,387	$47,825

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months ended February 29, 2008
Period from December 13, 2006 (Inception) to February 28, 2007
Period from December 13, 2006 (Inception) to February 29, 2008

	Three months ended February 29, 2008	Period from December 13, 2006 (Inception) to February 28, 2007	Period from December 13, 2006 (Inception) to February 29, 2008

Revenues	$0	$0	$0

General and administrative expenses:
Depreciation	96	-0-	481
General and administrative	404	614	2,627
Professional fees	11,322	-0-	18,272
Management fees – Note 6	417	239	1,844
Rent and utilities – Note 6	1,639	938	7,241
Travel, meals and entertainment	-0-	-0-	5,633
Website	332	-0-	4,394
Total general and administrative	14,210	1,791	40,492

Net loss	$(14,210)	$(1,791)	$(40,492)

Net loss per share:
Basic and diluted	$0 .00	$0 .00

Weighted average shares outstanding:
Basic and diluted	2,515,000	2,000,000

See accompanying notes to financial statements.

 WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from December 13, 2006 (Inception) to February 29, 2008

	Common stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$18,000	$	$18,000
Issuance of common stock for cash at $ .08 per share	515,000	515	40,685		41,200
Net loss for the period	-	-	-	(26,282)	(26,282)
Balance, November 30, 2007	2,515,000	2,515	58,685	(26,282)	34,918
Net loss for the period				(14,210)	(14,210)
Balance, February 29, 2008	2,515,000	$2,515	$58,685	$(40,492)	$20,708

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Three months ended February 29, 2008
Period from December 13, 2006 (Inception) to February 28, 2007
Period from December 13, 2006 (Inception) to February 29, 2008

	Three months ended February 29, 2008	Period from December 13, 2006 (Inception) to February 28, 2007	Period from December 13, 2006 (Inception) to February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,210)	$(1,791)	$(40,492)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	96		481
Change in non-cash working capital items
Accounts payable and accrued liabilities	1,772	1,534	14,679
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,342)	(257)	(25,332)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of computer equipment	-0-	-0-	(1,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	60,200	61,200

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	60,200	61,200

NET INCREASE (DECREASE) IN CASH	(12,342)	59,943	34,154
Cash, beginning of period	46,496	-0-	-0-
Cash, end of period	$34,154	$59,943	$34,154

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wishart Enterprises Limited have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form SB-2, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Wishart Enterprises Limited (“Wishart”) was incorporated in Nevada on December 13, 2006 and was subsequently registered in Saskatchewan, Canada as an extra-provincial corporation.  Wishart develops health related websites advocating a blend of western medicine with alternative health practices. Wishart is a development stage company and has not yet realized any revenues from its planned operations.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Wishart considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

Comprehensive Income

The Company has adopted SFAS 130 “ Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Wishart  follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

WISHART ENTERPRISES LIMITED
(A DEVELOPEMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

Foreign Currency

The operations of the Company are located in Canada.  Wishart maintains both U.S. Dollar and Canadian Dollar bank accounts.  The functional currency is the U.S. Dollar.  Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction.  Re-measurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations.  Monetary assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at the rate in effect at the balance sheet date.  Revenue and expenses denominated in Canadian Dollars are translated at the average exchange rate.

Property and Equipment

Computer equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the declining balance method at the annual rate of 45%.  One half of the annual depreciation is taken in the year of acquisition.

Development Stage

Wishart entered the development stage upon its inception in the current period.  Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

Recent accounting pronouncements

Wishart does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Wishart  has recurring losses and has a deficit accumulated during the exploration stage of $40,492 as of February 29, 2008.  Wishart 's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Wishart  has no current source of revenue. Without realization of additional capital, it would be unlikely for Wishart  to continue as a going concern.  Wishart 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

WISHART ENTERPRISES LIMITED
(A DEVELOPEMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 4 – INCOME TAXES

For the period ended February 29, 2008, Wishart has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $40,450 at February 29, 2008, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$13,750
Valuation allowance	(13,750)
Net deferred tax asset	$-

NOTE 5 – COMMON STOCK

At inception, Wishart issued 2,000,000 shares of stock for $20,000 cash.

During the period ended November 2007, Wishart issued 515,000 shares of stock for
$ 41,200 cash.

NOTE 6- RELATED PARTY TRANSACTIONS

During the period ended February 29, 2008, rent and utilities expenses of $1,639 ( 2007-$ 938) and management fees of $ 1417 ( 2007- $ 239) were paid to the director of Wishart.

Included in accounts payable and accrued liabilities is $ 9,668 ( November 30, 2007 - $7,074) due to the director of Wishart.

NOTE 7 – COMMITMENTS

Wishart neither owns nor leases any real or personal property.  Our officer has provided rent and utilities to the company at a cost of $690 per month and management services at a cost of $140 per month.  The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are engaged in the business of developing a family of “Healing Naturally” health-related websites advocating a blend of western medicine with alternative health practices such as meditation, yoga, and careful nutrition specifically designed for individuals with particular illnesses, as well as their families and friends. We have already developed our initial website, www.healinglupusnaturally.com (our “Product” or our “Site”), which provides information, inspiration, and direction for those dealing with lupus.   Such a product will allow people with specific illnesses and their families and friends efficient and convenient access to information regarding an alternative approach to dealing with their illness.

We intend to earn revenue by selling advertising space on this and future websites, by selling third party health products directly through our websites using e-commerce functionality, and from product referral, sponsorship and affiliate fees from third parties. We are currently in the process of designing and developing our Site with the aid of Marginally Clever Software.  The beta version of our Site was posted on the Internet in August, 2007, and we have continued to refine our Site since then. We are also presently developing our Site’s advertising and affiliate capability. On February 21, 2008 we activated Google Adsense advertising on the site, which should generate revenue as visits to our site increase. We have also begun to promote our site to individuals with specific illnesses as well as their families and friends.

Plan of Operation

Product Development

We intend to continue the development and refinement of our Product over the coming months. We will first focus our efforts on our initial Site by investing in the resources needed to deliver health and wellness information by continuing to build our repository of wellness content, introducing and broadening our interactive services such as forums and blogs, and increasing their functionality relative to similar products in the marketplace.  On April 23, 2007, we engaged Marginally Clever Software to develop our Site and have been refining the Site since that date.

We currently own a number of other domains which we intend to develop in the future.  These include:

▪	healingarthritisnaturally.com
▪	healingdiabetesnaturally.com
▪	healingosteoarthritisnaturally.com
▪	healingosteoporosisnaturally.com
▪	healinggerdnaturally.com
▪	healingibsnaturally.com
▪	healinghiatalhernianaturally.com
▪	healingibdnaturally.com
▪	healingprostatitisnaturally.com
▪	healingdepressionnaturally.com
▪	healingheartdiseasenaturally.com
▪	healingcancersnaturally.com
▪	healingliverdiseasenaturally.com

We intend to acquire and develop additional domains as our business grows.  Some of the new domains will deal with specific ailments and others will simply refer back to other domains.  The purpose of these “refer back” domains is to increase our visibility and accessibility on the Internet.  We intend to begin tracking visitors to our websites and other usage data and report this on a periodic basis.

We also intend to develop multiple language websites, translating our English content to other languages using free or low-cost computer programs available on the Internet.  Although the resulting translations may lose some dialectic artifacts, we believe they will provide useful information to individuals who are suffering from particular ailments.  The goal of providing multiple languages is to increase the aggregate number of visitors to our family of websites.  We believe that some foreign language visitors to our websites will be interested in the products we advertise or feature, which will lead to increased revenue.  All of our websites will contain meta tag keywords in multiple languages to enable us to attract the most visitors possible.  Meta tags are hidden identifiers in web pages which are recognized by search engines such as Google and enable more accurate web searches.

Our plan is to create an interactive, feature-rich family of “Healing Naturally” websites which will become the destination of choice for individuals in search of an alternative approach to dealing with their illness. The overriding goal of our websites will be to maximize the number of unique and repeat visitors and the time visitors spend at our websites.  The appeal to repeat visitors is sometimes called stickiness.  To maximize stickiness we intend to develop the following features for our websites:

▪	interactive forums for visitors
▪	video and audio discussions of the ailment
▪	continuously updated relevant information, news and links
▪	blogs or web logs
▪	guest contributors such as doctors, patients, and others
▪	sponsored areas which are maintained by third parties

Revenue Generation

We are currently developing our Site’s advertising and affiliate capability.  Our site began hosting Google Adsense advertisements on February 21, 2008.  We have continued to add content to the site, including a question and answer section called "Lupus Questions" which we plan on expanding in coming months.  We are promoting our site at third-party sites such as digg.com botw.org, about.com and wehavelupus.com.  We expect our additional content and promotional efforts to increase traffic to our site, which should result in increasing advertising revenue.

We plan to generate revenue primarily through the sale of advertising, referral and affiliate fees.  We do not anticipate charging user fees for access to our information.  We anticipate that our sponsors, advertisers and affiliates will consist primarily of vitamin, pharmaceutical, food, biotechnology and medical device companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, and illness prevention.

We believe that we are well positioned to benefit from the expected trend toward increased online advertising spending by health and lifestyle businesses because, if our business develops as planned, we will provide access to a highly specific audience for advertisers and sponsors to target.  If possible, we will provide a means by which advertisers can gauge the effectiveness of their online marketing campaigns and programs through objective statistical reports that detail the number of visitors to their sponsored area and the type of actions taken by these visitors.

Sales and Distribution Strategy

Our goal is for our websites to become a leading source of alternative healthcare information in the online healthcare information marketplace. In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be people with specific illnesses as well as their friends and families. We plan to promote the “Healing Naturally” brand through relationships with other Internet media and wellness companies and through advertising and promotion.   We intend to devote significant resources to establishing a sponsorship base for our Site and for “Healing Naturally” generally. Specifically, we intend to do the following:

▪	Develop relationships with sponsors interested in adding content, participating in forums, and using our portals to market their products and services.

▪	Contract with affiliates – most likely other websites which sell products and services – to share revenue from sales referred through our portals.

▪	Add an interactive forum to the website.

▪	Add additional content on a regular basis and increase the number of web pages, which should drive traffic and increased revenue from advertisers.

▪	Enhance our tracking of visits, page views and other usage data.

▪	Engage a website optimization consultant to improve our ranking on Google and other search engines.

Intellectual Property Protection

We intend to aggressively assert our rights under trademark and copyright laws to protect our intellectual property, including products and technologies, product research and concepts, and recognized trademarks. These rights are protected through the acquisition of copyright and trademark registrations, the maintenance of trade secrets, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand name and product design. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend to use the services of our management to sell our Product.  In the event we hire sales personnel, we do not intend to do so in the next twelve months unless our revenues are enough to absorb the cost of these personnel.

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

▪
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting food merchants and resellers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

▪
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $2,000

▪	Research and Development costs consist of developing and testing our Site. We estimate that research and development costs for the next twelve months will be approximately $5,000

▪	Office rent of $6,000

▪	Internet and telephone expenses of $900

▪	Management fees to Barbara Lamb of $1,680

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be advertising and third party and affiliate revenue.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the Three Months Ended February 29, 2008 and Period from December 13, 2006 (Date of Inception) until February 28, 2008

We generated no revenue for the period from December 13, 2006 (Date of Inception) until February 29, 2008. However, since February 29, 2008 we have generated a small but increasing amount of advertising revenue as our marketing and promotion takes effect.  Google advises that to date we have generated $56.57, however amounts generated are not considered by Google to be payable to Wishart until they total $100 or more.

Our Operating Expenses during the three months ended February 29, 2008 were $14,210, consisting mainly of Professional Fees in the amount of $11,322 and Rent and Utilities in the amount of $1,639.  Our Operating Expenses for the period from December 13, 2006 (Inception) to February 29, 2008 equaled $40,492, consisting mainly of Professional Fees of $18,272, Rent and Utilities of $7,241, Travel, meals, and entertainment expenses of $5,633, Website development costs of $4,394, and General and administrative expenses of $2,627.

We, therefore, recorded a net loss of $14,210 for the three months ended February 29, 2008 and $40,492 for the period from December 13, 2006 (Date of Inception) until February 29, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of February 29, 2008, we had total current assets of $34,145, consisting entirely of Cash. We had current liabilities in the amount of $14,679 as of February 29, 2008. Thus, we have working capital of $19,466 as of February 29, 2008.

Operating activities used $25,332 in cash for the period from December 13, 2006 (Date of Inception) until February 29, 2008. Our net loss of $40,492 was the primary reason for our negative operating cash, offset by an increase in accounts payable of $14,679. Financing Activities during the period from December 13, 2006 (Date of Inception) until February 29, 2008 generated $61,200 in cash during the period.

As set out above, we expect to spend approximately $19,580 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.   As of February 29, 2008, we had $34,154 in cash.

As of February 29, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have recurring losses and have a deficit accumulated during the development stage of $40,492 as of February 29, 2008.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Our auditors have indicated that without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Barbara Lamb.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2008, the registration statement filed on Form SB-2 (Commission file number 333-149197) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 515,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wishart Enterprises Limited

Date:	March 31, 2008

By: /s Barbara Lamb Barbara Lamb Title: Chief Executive Officer and Director