Form 10-Q
period 2008-05-31
WISHART ENTERPRISES LTD
filed 2008-07-14
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,515,000 common shares as of May 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2008 (unaudited) and November 30, 2007 (audited);
F-2
Statements of Operations for the three months ended May 31, 2008 and 2007, for the six months ended May 31, 2008, and for the period from December 13, 2006 (Inception) to May 31, 2008 and 2007 (unaudited);

F-3	Statement of Stockholders’ Equity for period from December 13, 2006 (Inception) to May 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the six months ended May 31, 2008, and for the period from December 13, 2006 (Inception) to May 31, 2008 and 2007 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at May 31, 2008 and November 30, 2007

ASSETS	May 31, 2008	November 30, 2007
	(unaudited)	(audited)
Current assets
Cash	$18,893	$46,496
Total current assets	18,893	46,496

Computer equipment, net of accumulated depreciation of $ 578 (2007-$ 386)	1,136	1,329
TOTAL ASSETS	$20,029	$47,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities – Note 6	$20,580	$12,907

TOTAL LIABILITIES	20,580	12,907

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid in capital	58,685	58,685
Deficit accumulated during the development stage	(61,751)	(26,282)
Total stockholders’ equity (deficit)	(551)	34,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$20,029	$47,825

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Six months ended May 31, 2008
Three months and Period from December 13, 2006 (Inception) to May 31, 2007
Period from December 13, 2006 (Inception) to May 31, 2008

	Three months ended May 31, 2008	Three months ended May 31, 2007	Six months ended May 31, 2008		Period from December 13, 2006 (Inception) to May 31, 2007	Period from December 13, 2006 (Inception) to May 31, 2008

Revenues	$-0-	$-0-		$-0-	$0-	$0-

General and administrative expenses:
Depreciation	97	32		193	32	578
General and administrative	11,467	740		11,871	1,354	14,094
Professional fees	7,640	-0-		18,962	-0-	25,912
Management fees – Note 6	417	373		834	612	2,261
Rent and utilities – Note 6	1,638	1,464		3,277	2,402	8,879
Travel, meals and entertainment	-0-	3,116		-0-	3,116	5,633
Website	-0-	633		332	633	4,394
Total general and administrative	21,259	6,358		35,469	8,149	61,751

Net loss	$(21,259)	$(6,358)		$(35,469)	$(8,149)	$(61,751)

Net loss per share:
Basic and diluted	$(0 .01)	$(0 .00)	$	(0.01)	$(0 .00)

Weighted average shares outstanding: Basic and diluted	2,515,000	2,515,000		2,515,000	2,257,500

See accompanying notes to financial statements.

 WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from December 13, 2006 (Inception) to May 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$18,000	$	$18,000
Issuance of common stock for cash at $ .08 per share	515,000	515	40,685		41,200
Net loss for the period	-	-	-	(26,282)	(26,282)
Balance, November 30, 2007	2,515,000	2,515	58,685	(26,282)	34,918
Net loss for the period	-	-	-	(35,469)	(35,469)
Balance, May 31, 2008	2,515,000	$2,515	$58,685	$(61,751)	$(551)

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six months ended May 31, 2008
Period from December 13, 2006 (Inception) to May 31, 2007
Period from December 13, 2006 (Inception) to May 31, 2008

	Six months ended May 31, 2008	Period from December 13, 2006 (Inception) to May 31, 2007	Period from December 13, 2006 (Inception) to May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,469)	$(8,149)	$(61,751)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	193	32	578
Change in non-cash working capital items
Accounts payable and accrued liabilities	7,673	1,992	20,580
CASH FLOWS USED IN OPERATING ACTIVITIES	(27,603)	(6,125)	(40,593)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of computer equipment	-0-	(1,714)	(1,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	61,200	61,200

NET INCREASE (DECREASE) IN CASH	(27,603)	53,361	18,893
Cash, beginning of period	46,496	-0-	-0-
Cash, end of period	$18,893	$53,361	$18,893

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

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

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Wishart follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

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

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

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

Development Stage

Wishart entered the development stage upon its inception in the prior period.  Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

Recent accounting pronouncements

Wishart does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Wishart has recurring losses and has a deficit accumulated during the development stage of $61,751 as of May 31, 2008.  Wishart 's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Wishart  has no current source of revenue. Without realization of additional capital, it would be unlikely for Wishart to continue as a going concern.  Wishart 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

 WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

NOTE 4 – INCOME TAXES

For the period ended May 31, 2008, Wishart has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $61,750 at May 31, 2008, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$20,995
Valuation allowance	(20,995)
Net deferred tax asset	$-

NOTE 5 – COMMON STOCK

At inception, Wishart issued 2,000,000 shares of stock for $20,000 cash.

During the period ended November 2007, Wishart issued 515,000 shares of stock for
$41,200 cash.

NOTE 6- RELATED PARTY TRANSACTIONS

Rent and utilities expenses of $3,278 (2007-$2,403) for the six month period ended May 31, 2008 and $1,639 ($1,465) for the three month period ended May 31, 2008 and management fees of $ 834 (2007- $613) for the six months ended May 31, 2008 and $ 417 (2007 $374) for the three months ended May 31, 2008 were paid to the director of Wishart .

Included in accounts payable and accrued liabilities is $ 12,141 (November 30, 2007 - $7,074) due to the director of Wishart.

NOTE 7 – COMMITMENTS

Wishart neither owns nor leases any real or personal property.  Our officer has provided rent and utilities to the company at a cost of $690 per month and management services at a cost of $140 per month.  The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three Months Ended May 31, 2008 and 2007, for the Six Months Ended May 31, 2008, and for the Period from December 13, 2006 (Date of Inception) until May 31, 2008 and 2007

We have recognized no revenue for the period from December 13, 2006 (Date of Inception) until May 31, 2008. However, we have generated a small but increasing amount of advertising revenue as our marketing and promotion takes effect.  Google advises that to date we have generated nominal revenues, however amounts generated are not considered by Google to be payable to Wishart until they total $100 or more.  As such, these nominal amounts are not reflected in our financials.

Our operating expenses were $21,259 for the three months ended May 31, 2008 as compared with $6,358 for the three months ended May 31, 2007.  The increase in operating expenses for the three months ended May 31, 2008 compared with the same period ended 2007 is primarily related to $10,727 more in general and administrative costs, and $7,640 more in professional fees.

Our operating expenses were $35,469 for the six months ended May 31, 2008, $8,149 for the period from December 13, 2006 (Inception) to May 31, 2007, and $61,751 for the period from December 13, 2006 (Inception) to May 31, 2007. Our operating expenses for the six months ended May 31, 2008 were primarily related to general and administrative costs in the amount of $11,871, professional fees in the amount of $18,962, and rent and utilities in the amount of $3,277.  Our operating expenses for the period from December 13, 20067 (Inception) to May 31, 2007 were primarily related to travel, meals and entertainment in the amount of $3,116, general and administrative costs in the amount of $1,354, professional fees in the amount of $18,962, and rent and utilities in the amount of $2,402.  Our operating expenses for the period from December 13, 2006 (Inception) to May 31, 2008 were primarily related to general and administrative costs in the amount of $14,094, professional fees in the amount of $25,912, rent and utilities in the amount of $8,879, travel, meals and entertainment in the amount of $5,633, and website costs of $4,394.

We, therefore, recorded a net loss of $21,259 for the three months ended May 31, 2008, $6,358 for the three months ended May 31, 2007, $35,469 for the six months ended May 31, 2008, $8,149 for the period from December 13, 2006 (Inception) to May 31, 2007, and $61,751 for the period from December 13, 2006 to May 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of May 31, 2008, we had total current assets of $18,893, consisting entirely of cash. We had current liabilities in the amount of $20,580 as of May 31, 2008. Thus, we have a working capital deficit of $1,687 as of May 31, 2008.

Operating activities used $40,593 in cash for the period from December 13, 2006 (Date of Inception) until May 31, 2008. Our net loss of $61,751 was the primary reason for our negative operating cash, offset primarily by an increase in accounts payable of $20,580. Financing activities during the period from December 13, 2006 (Date of Inception) until May 31, 2008 generated $61,200 in cash during the period.

As set out above, we expect to spend approximately $19,580 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.   As of May 31, 2008, we had $18,893 in cash.

As of May 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have recurring losses and has a deficit accumulated during the development stage of $61,751 as of May 31, 2008.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of May 31, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Barbara Lamb.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2008.

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

Wishart Enterprises Limited

Date:	July 14, 2008

By: /s/ Barbara Lamb Barbara Lamb Title: Chief Executive Officer and Director