Form 10-Q
period 2008-08-31
WISHART ENTERPRISES LTD
filed 2008-10-15
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,515,000 common shares as of August 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2008 (unaudited) and November 30, 2007 (audited);

F-2
Statements of Operations for the three months ended August 31, 2008 and 2007, for the nine months ended August 31, 2008, and for the period from December 31, 2006 (Inception) to August 31, 2008 and 2007 (unaudited);

F-3	Statement of Stockholders’ Equity for period from December 13, 2006 (Inception) to August 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the nine months ended August 31, 2008, and for the period from December 31, 2006 (Inception) to August 31, 2008 and 2007 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at August 31, 2008 and November 30, 2007

ASSETS	August 31, 2008	November 30, 2007
	(unaudited)	(audited)
Current assets
Cash	$11,214	$46,496
Total current assets	11,214	46,496

Computer equipment, net of accumulated depreciation of $ 675 ( 2007-$ 386)	1,040	1,329
TOTAL ASSETS	$12,254	$47,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities – Note 6	$19,166	$12,907

TOTAL LIABILITIES	19,166	12,907

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid in capital	58,685	58,685
Deficit accumulated during the development stage	(68,112)	(26,282)
Total stockholders’ equity (deficit)	(6,912)	34,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,254	$47,825

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Nine months ended August 31, 2008
Three months and Period from December 13, 2006 (Inception) to August 31, 2007
Period from December 13, 2006 (Inception) to August 31, 2008

	Three months ended August 31, 2008	Three months ended August 31, 2007	Nine months ended August 31, 2008	Period from December 13, 2006 (Inception) to August 31, 2007	Period from December 13, 2006 (Inception) to August 31, 2008

Revenues	$0	$0	$0	$0	$0

General and administrative expenses:
Depreciation	96	97	289	129	674
General and administrative	2,412	588	14,283	1,942	16,506
Professional fees	1,797	1,950	20,759	1,950	27,709
Management fees – Note 6	417	395	1,251	1,007	2,678
Rent and utilities – Note 6	1,639	1,196	4,916	3,598	10,518
Travel, meals and entertainment	-0-	1,307	-0-	4,423	5,633
Website	-0-	883	332	1,516	4,394
Total general and administrative	6,361	6,416	41,830	14,565	68,112

Net loss	$(6,361)	$(6,416)	$(41,830)	$(14,565)	$(68,112)

Net loss per share:
Basic and diluted	$(0 .01)	$(0 .00)	$(0.01)	$(0 .00)

Weighted average shares outstanding:
Basic and diluted	2,515,000	2,515,000	2,515,000	2,343,333

See accompanying notes to financial statements.

 WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from December 13, 2006 (Inception) to August 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$18,000	$	$18,000
Issuance of common stock for cash at $ .08 per share	515,000	515	40,685		41,200
Net loss for the period	-	-	-	(26,282)	(26,282)
Balance, November 30, 2007	2,515,000	2,515	58,685	(26,282)	34,918
Net loss for the period	-	-	-	(41,830)	(41,830)
Balance, August 31, 2008	2,515,000	$2,515	$58,685	$(68,112)	$(6,912)

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine months ended August 31, 2008 and 2007
Period from December 13, 2006 (Inception) to August 31, 2008

	Nine months ended August 31, 2008	Period from December 13, 2006 (Inception) to August 31, 2007	Period from December 13, 2006 (Inception) to August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,830)	$(14,565)	$(68,112)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	289	129	674
Change in non-cash working capital items
Accounts payable and accrued liabilities	6,259	4,681	19,166
CASH FLOWS USED IN OPERATING ACTIVITIES	(35,282)	(9,755)	(48,272)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of computer equipment	-0-	(1,714)	(1,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	61,200	61,200

NET INCREASE (DECREASE) IN CASH	(35,282)	49,731	11,214
Cash, beginning of period	46,496	-0-	-0-
Cash, end of period	$11,214	$49,731	$11,214

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, and accounts payable and accrued liabilties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

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
August 31, 2008

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

NOTE 3 - GOING CONCERN

Wishart has recurring losses and has a deficit accumulated during the development stage of $68,112 as of August 31, 2008.  Wishart 's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Wishart  has no current source of revenue. Without realization of additional capital, it would be unlikely for Wishart to continue as a going concern.  Wishart 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 4 – INCOME TAXES

For the period ended August 31, 2008, Wishart has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $68,100 at August 31, 2008, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$23,159
Valuation allowance	(23,159)
Net deferred tax asset	$-

NOTE 5 – COMMON STOCK

At inception, Wishart issued 2,000,000 shares of stock for $20,000 cash.

During the period ended November 2007, Wishart issued 515,000 shares of stock for
$41,200 cash.

NOTE 6- RELATED PARTY TRANSACTIONS

Rent and utilities expenses of $4,916 (2007-$3,598) for the nine month period ended August 31, 2008 and $1,638 ($1,196) for the three month period ended August 31, 2008 and management fees of $ 1,251 (2007- $1,007) for the nine months ended August 31, 2008 and $ 417 (2007 $395) for the three months ended August 31, 2008 were paid to the director of Wishart .

Included in accounts payable and accrued liabilities is $ 13,987 (November 30, 2007 - $7,074) due to the director of Wishart.

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

Revenue Generation

We are currently developing our Site’s advertising and affiliate capability.  Our site began hosting Google Adsense advertisements on February 21, 2008.  We have continued to add content to the site, including a question and answer section called "Lupus Questions" which we plan on expanding in coming months.  We are promoting our site at third-party sites such as digg.com botw.org, about.com and wehavelupus.com.  We expect our additional content and promotional efforts to increase traffic to our site, which should result in increasing advertising revenue.  To date, we have experienced only modest increases in traffic.

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

Results of Operations for the Three Months Ended August 31, 2008 and 2007, for the Nine Months Ended August 31, 2008, and Period from December 13, 2006 (Date of Inception) until August 31, 2008 and 2007

We generated no revenue for the period from December 13, 2006 (Date of Inception) until August 31, 2008. However, since February 29, 2008 we have generated a small but increasing amount of advertising revenue as our marketing and promotion takes effect. Amounts generated by advertising are not considered by Google to be payable to Wishart until they total $100 or more, and we have not yet reached $100 in advertising revenue. As advertising revenue through Google has not increased as much as anticipated, we are currently considering a range of alternatives.

Our operating expenses were $6,361 for the three months ended August 31, 2008 as compared with $6,416 for the three months ended August 31, 2007.  Our primary operating expenses for the three months ended August 31, 2008 were general and administrative expenses of $2,412, professional fees of $1,797, and rent and utilities of $1,639.  Our primary operating expenses for the three months ended August 31, 2007 were professional fees of $1,950, travel, meals and entertainment of $1,307, and rent and utilities of $1,196

Our operating expenses were $41,830 for the nine months ended August 31, 2008.  Our primary operating expenses for the nine months ended August 31, 2008 were professional fees of $20,759, general and administrative expenses of $14,283, rent and utilities of $4,916, and management fees of $1,251.

Our operating expenses were $68,112 for the period from December 13, 2006 (Inception) to August 31, 2008. Our operating expenses for the period from December 13, 2006 (Inception) to August 31, 2008 were primarily related to general and administrative costs in the amount of $16,506, professional fees in the amount of $27,709, rent and utilities in the amount of $10,518, travel, meals and entertainment in the amount of $5,633, and website costs of $4,394.

We recorded a net loss of $6,361 for the three months ended August 31, 2008, compared with $6,416 for the three months ended August 31, 2007; $41,830 for the nine months ended August 31, 2008; $14,565 for the period from December 13, 2006 (Inception) to August 31, 2007, and $68,112 for the period from December 13, 2006 to August 31, 2008.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of August 31, 2008, we had total current assets of $11,214, consisting entirely of cash. We had current liabilities in the amount of $19,166 as of August 31, 2008. Thus, we had a working capital deficit of $7,952 as of August 31, 2008.

Operating activities used $48,272 in cash for the period from December 13, 2006 (Date of Inception) until August 31, 2008. Our net loss of $68,112 was the primary reason for our negative operating cash, offset primarily by an increase in accounts payable and accrued liabilities of $19,166. Financing activities during the period from December 13, 2006 (Date of Inception) until August 31, 2008 generated $61,200 in cash during the period.

As set out above, we expect to spend approximately $19,580 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.   As of August 31, 2008, we had $11,214 in cash.

As of August 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have recurring losses and has a deficit accumulated during the development stage of $68,112 as of August 31, 2008.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of August 31, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Barbara Lamb.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2008.

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

Wishart Enterprises Limited

Date:	October 14, 2008

By: /s/Barbara Lamb Barbara Lamb Title: Chief Executive Officer and Director