Form 10-K
period 2008-11-30
WISHART ENTERPRISES LTD
filed 2009-02-25
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-149197

Wishart Enterprises Limited
(Exact name of registrant as specified in its charter)

Nevada	39-2068976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#108-2940 Louise Street Saskatoon Saskatchewan Canada	S7J 5K2
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 206-339-9420

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  78,542,870 as of February 24, 2009.

 PART I
Item 1.   Business

Company Overview

We were incorporated as “Wishart Enterprises Ltd.” (“Wishart”) on December 13, 2006, in the State of Nevada for the purpose of developing a family of “Healing Naturally” health-related websites specifically for individuals with particular illnesses, as well as their families and friends. Currently we maintain one website, www.healinglupusnaturally.com, which provides information, inspiration, and direction for those dealing with lupus.  We intend to earn revenue by selling advertising space on this and future websites, by selling third party health products directly through ourwebsites using e-commerce functionality, and from product referral, sponsorship and affiliate fees from third parties.

Business of Company

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

We intend to earn revenue by selling advertising space on this and future websites, by selling third party health products directly through our websites using e-commerce functionality, and from product referral, sponsorship and affiliate fees from third parties. We are currently in the process of designing and developing our Site with the aid of Marginally Clever Software.  The beta version of our Site was posted on the Internet in August, 2007, and we have continued to refine our Site since then. We are also presently developing our Site’s advertising and affiliate capability. When we are satisfied that our Site will compete effectively in the Internet Industry by being the most practical and informative health-related website, we will begin to promote it to individuals with specific illnesses as well as their families and friends.

Alternative Healing Industry

Alternative medicine is a term covering practices which differ from current medical methods (such as homeopathy, naturopathy, chiropractic, and herbal medicine). It has been defined as every available approach to healing that does not fall within the realm of conventional medicine.  Alternative medicine is commonly categorized together with complementary medicine under the umbrella term 'complementary and alternative medicine' (“CAM”).  The term complementary medicine refers to alternative medicine treatments used in addition (complementary) to conventional medicine prescribed by a physician.  CAM incorporates integrative medicine and various subjects such as herbalism, meditation, chiropractic, yoga, body work and diet-based therapies. Alternative medicine practices may be based on non-traditional belief systems or philosophies, and some may not follow the scientific method. They may incorporate spiritual, metaphysical, or religious underpinnings, untested practices, pre-modern medical traditions, or newly developed approaches to healing. If an initially untested alternative medical approach is subsequently shown to be safe and effective, it may then be adopted by conventional practitioners and no longer considered "alternative."

Many people utilize mainstream medicine for diagnosis and basic information, while turning to alternatives for what they believe to be health-enhancing measures. However, studies indicate that a majority of people use alternative approaches in conjunction with conventional medicine.  Edzard Ernst, the first Professor of Complementary Medicine in the United Kingdom, wrote in the 2003 Medical Journal of Australia that “about half the general population in developed countries uses complementary and alternative medicine.”

A survey released in May 2004 by the National Center for Complementary and Alternative Medicine, part of the National Institutes of Health in the United States, found that in 2002, 36% of Americans used some form of alternative therapy in the past 12 months, 50% in a lifetime - a category that included yoga, meditation, herbal treatments and the Atkins diet.  If prayer was counted as an alternative therapy, the figure rose to 62.1%. 25% of people who use CAM do so because a medical professional suggested it.  A British telephone survey by the BBC of 1209 adults in 1998 shows that around 20% of adults in Britain had used alternative medicine in the previous 12 months.

The use of alternative medicine appears to be increasing. A study published in the 1998 Journal of the American Medical Association showed that the use of alternative medicine had risen from 33.8% in 1990 to 42.1% in 1997.  In the United Kingdom, a 2000 report ordered by the House of Lords suggested that "...limited data seem to support the idea that CAM use in the United Kingdom is high and is increasing."

Increasing numbers of medical colleges have started offering courses in alternative medicine. For example, the University Of Arizona College Of Medicine offers a program in Integrative Medicine under the leadership of Dr. Andrew Weil which trains physicians in various branches of alternative medicine that "...neither rejects conventional medicine, nor embraces alternative practices uncritically." In three separate research surveys that surveyed 729 schools in the United States (125 medical schools offering an MD degree, 25 medical schools offering a Doctor of Osteopathy degree, and 585 schools offering a nursing degree), 60% of the standard medical schools, 95% of osteopathic medical schools and 84.8% of the nursing schools teach some form of CAM.

The Internet

According to Internet World Stats (http://www.internetworldstats.com/emarketing.htm), the number of people who are using the World Wide Web has grown from 16 million users, or 0.4% of the global population in December of 1995, to 1,262,032,697 and 19.1% of the global population in November of 2007.  The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel and entertainment, among others.  The Internet is also changing the healthcare industry and has transformed how consumers find and utilize healthcare information.

Internet advertising continues to grow rapidly. We believe that this market growth is driven by several factors, including consumers shifting their buying and media preferences to online services and the benefits of online advertising relative to traditional media, which include interactivity, rapid and measurable user feedback and the ability to target consumers more efficiently.

Our Product

The rising interest in and use of alternative healing in addition to the widespread and increasing use of the internet as a source of healthcare information have resulted in what we anticipate will be a highly receptive potential market for our Product. Our business plan is to develop a family of “Healing Naturally” health-related websites advocating a blend of western medicine with alternative health practices such as meditation, yoga, and careful nutrition.  Our founder, Barbara Lamb, understands that she is one of the rare people to go from full-blown lupus erythematosus to remission or near-remission, and she attributes her improved health to a disciplined, long-term health program explained in our Site, www.healinglupusnaturally.com, which is our primary portal at this time.  We intend that this Site, and our future consumer portals, will help consumers take an active role in managing their health.

Content offerings at www.healinglupusnaturally.com currently include information about Barbara Lamb’s struggle with lupus, her approach to healthy living, a discussion of natural therapies and products, and recommended strategies for lupus sufferers.  We intend that our future websites dealing with other illnesses will also take this personal approach, with information and experiences from real people who have suffered from the illness.  We state clearly that the individual’s medical doctor must be consulted in connection with any regimen, advice that will be emphasized in all “Healing Naturally” websites.

Competition

We face significant competition for Internet visitors from a range of health and wellness websites on the internet, including:

▪	lupus.webmd.com/

▪	en.wikipedia.org/wiki/Lupus_erythematosus

▪	www.nlm.nih.gov/medlineplus/ tutorials/lupus/htm/index.htm

▪	www.uklupus.co.uk/ana.htm

▪	www.arthritis.ca/ types%20of%20arthritis/lupus/default.asp?s=1 - 68k –

▪	www.jointsinmotion.org/ conditions/DiseaseCenter/lupus.asp

▪	www.medicalnewstoday.com/sections/lupus

▪	lupus.about.com

▪	revolutionhealth.com/forums

▪	Yahoo! Groups: Lupus

We intend to distinguish ourselves and attract visitors by offering a high quality product that takes a personal approach.  Our Site is presented from the perspective of an individual who suffers from lupus and has found what she believes are successful strategies to cope with the illness, and we intend to take this approach with future websites.  We believe that presenting this information from the perspective of someone suffering with the particular illness is qualitatively different from most of the health and wellness websites currently on the Internet.

We anticipate that our success will depend upon our ability to remain competitive in our website subject areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in the United States, Canada, and other jurisdictions.

We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the online healthcare information industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our Site is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors. Barbara Lamb is our Director, President, Secretary, and Treasurer. Yvonne Price is our Vice-President.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at #108-2940 Louise Street, Saskatoon, Saskatchewan, Canada S7J 5K2.  We pay Barbara Lamb $575 per month for the use of the office space plus utilities.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended November 30, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “WSHA.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2008
Quarter Ended	High $	Low $
November 30, 2008	N/A	N/A
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A
February 29, 2008	N/A	N/A

Fiscal Year Ending November 30, 2007
Quarter Ended	High $	Low $
November 30, 2007	N/A	N/A
August 31, 2007	N/A	N/A
May 31, 2007	N/A	N/A
February 29, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 30, 2008, we had forty-two (42) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

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

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

▪
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting food merchants and resellers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $2,000;

▪
Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $2,000

▪	Research and Development costs consist of developing and testing our Site. We estimate that research and development costs for the next twelve months will be approximately $2,000

▪	Office rent of $6,000

▪	Internet and telephone expenses of $900

▪	Management fees to Barbara Lamb of $1,680

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be advertising and third party and affiliate revenue.  To date, we have been unable to raise business capital and we have not generated significant revenues.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the Year Ended November 20, 2008, and Period from December 13, 2006 (Date of Inception) until November 30, 2007 and 2008

We generated no revenue for the period from December 13, 2006 (Date of Inception) until November 30, 2008.  Since February 29, 2008 we have generated a small amount of advertising revenue. Amounts generated by advertising are not considered by Google to be payable to Wishart until they total $100 or more, and we have not yet reached $100 in advertising revenue. Advertising revenue through Google has not increased as much as anticipated and are currently considering a range of alternatives.  Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern.  Unfortunately the equity markets are very difficult currently, and it appears unlikely we will be able to raise additional business capital.  If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses were $51,001 for the year ended November 30, 2008. Our primary operating expenses for the year ended November 30, 2008 were general and administrative expenses of $2,637, filing and registration fees of $13,220, professional fees of $26,204, rent and utilities of $6,554 and management fees of $1,668.

Our operating expenses were $77,283 for the period from December 13, 2006 (Inception) to November 30, 2008. Our operating expenses for the period from December 13, 2006 (Inception) to November 30, 2008 were primarily related to general and administrative costs in the amount of $4,860, filing and registration fees of $13,220, professional fees in the amount of $33,154, management fees of $3,095, rent and utilities in the amount of $12,156, travel, meals and entertainment in the amount of $5,633, and website costs of $4,394.

We recorded a net loss of $51,001 for the year ended November 30, 2008 and $77,283 for the period from December 13, 2006 (Inception) to November 30, 2008.

Liquidity and Capital Resources

As of November 30, 2008, we had total current assets of $6,896, consisting entirely of cash. We had current liabilities in the amount of $23,922 as of November 30, 2008. Thus, we had a working capital deficit of $17,026 as of November 30, 2008.

Operating activities used $39,600 in cash for the year ended November 30, 2008. Our net loss of $51,001 was the primary reason for our negative operating cash, offset primarily by an increase in accounts payable and accrued liabilities of $11,015. There were no financing or investing activities during the period.

Operating activities used $52,590 in cash for the period from December 13, 2006 (Date of Inception) until November 30, 2008. Our net loss of $77,283 was the primary reason for our negative operating cash, offset primarily by an increase in accounts payable and accrued liabilities of $23,922. Financing activities during the period from December 13, 2006 (Date of Inception) until November 30, 2008 generated $61,200 in cash during the period from the sale of our common stock.

As set out above, we expect to spend approximately $14,580 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.   As of November 30, 2008, we had $6,896 in cash.

As of November 30, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have negative working capital, recurring losses since inception, and a deficit accumulated during the development stage of $77,283 as of November 30, 2008.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of November 30, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending November 30, 2008.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

On November 24, 2008, our shareholders and board of directors approved a forward split of our common stock on the basis of 31.229774 shares for each share issued and outstanding.  On the same date, we also approved an amendment to our articles of incorporation to increase the total authorized shares of common stock from 50,000,000 to 100,000,000.

We filed a Certificate of Change with the Nevada Secretary of State to reflect the forward split.

A copy of the Certificate of Change is attached hereto as Exhibit 3.1 and is incorporated by reference herein.

In connection with this forward split, as of the open of business on December 5, 2008, we have the following new CUSIP number and new trading symbol:

New CUSIP Number: 977289 206
Trading Synbol: WSHA

The forward split share increase is payable upon surrender.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2008 are as follows:

Name	Age	Position Held with the Company
Barbara Lamb #108-2940 Louise Street, Saskatoon, Saskatchewan Canada S7J 5K2	60	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Yvonne Price #108-2940 Louise Street, Saskatoon, Saskatchewan Canada S7J 5K2	43	Vice-President

Set forth below is a brief description of the background and business experience of our executive officers and Directors.

Barbara Lamb is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Ms. Lamb holds a Bachelor of Education and a professional teaching certificate from the province of Alberta and an Honors Post Baccalaureate Diploma from Simon Fraser University.  She also holds a teaching certificate from the University of Saskatchewan.  She taught primary school from 1968 to 1973, when her illness interrupted her career.  Upon regaining her health, Ms. Lamb resumed her career and taught primary school from 1992 until 1999.  Since 2000 she has been focused on refining her strategy for helping people combat lupus. She currently devotes all of her working time to Wishart Enterprises Limited.

Yvonne Price is our Vice-President.  She is Ms. Lamb’s sister.  Mrs. Price has been a receptionist at the President´s office at Innovation Place at the University of Saskatchewan (located in Saskatoon) since 2003.  From 1989 to 2002 she was a secretary at Queen Street Diagnostic Imaging, also in Saskatoon, Saskatchewan.  She completed the Medical Office Assistant Program at Robertson Career College in 1988.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Barbara Lamb and Yvonne Price.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

As of November 30, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from inception (December 13, 2006) through November 30, 2007 and for the year ended November 30, 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barbara Lamb President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2007 2008	1,427 1,668	0 0	0 0	0 0	0 0	$5,602 $6,554	$7,029 $8,222
Yvonne Price, Vice-President	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

Management fees of $1,427 and $1,668 were paid to Ms. Barbara Lamb for the period from inception (December 13, 2006) through November 30, 2007 and the year ended November 30, 2008, respectively. The company does not have a written employment agreement with Ms. Lamb, but the board of directors has resolved to pay her $140 per month for her services.

Ms. Lamb has provided rent and utilities to the company at a cost of $575 per month for a total of $5,602 for the period from inception (December 13, 2006) through November 30, 2007 and $6,554 for the year ended November 30, 2008.

Stock Option Plans

We did not have a stock option plan as of November 30, 2008.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 22, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Barbara Lamb #108-2940 Louise Street, Saskatoon, Saskatchewan Canada S7J 5K2	Common Stock	62,459,540 Shares	79.5%
Yvonne Price #108-2940 Louise Street, Saskatoon, Saskatchewan Canada S7J 5K2	Common Stock	0 Shares	0%
DIRECTORS AND OFFICERS – TOTAL		62,459,540 Shares	79.5%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 78,542,870 shares of common stock issued and outstanding for the company as of December 22, 2008.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Management fees of $1,427 and $1,668 were paid to Ms. Barbara Lamb for the period from inception (December 13, 2006) through November 30, 2007 and the year ended November 30, 2008, respectively. The company does not have a written employment agreement with Ms. Lamb, but the board of directors has resolved to pay her $140 per month for her services.

Ms. Lamb has provided rent and utilities to the company at a cost of $575 per month for a total of $5,602 for the period from inception (December 13, 2006) through November 30, 2007 and $6,554 for the year ended November 30, 2008.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008		-	-	-
2007		-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2008 and 2007;
F-3	Statements of Operations for the year ended November 30, 2008 and the periods from December 13, 2006 (Date of Inception) through November 30, 2007 and 2008;
F-4	Statement of Stockholders’ Equity as of November 30, 2008;
F-5	Statements of Cash Flows for the year ended November 30, 2008 and the periods from December 13, 2006 (Date of Inception) through November 30, 2007 and 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Change, dated November 25, 2008
3.3	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on February 12, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Wishart Enterprises Ltd.

By:	/s/ Barbara Lamb
Barbara Lamb President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 24, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Barbara Lamb
Barbara Lamb President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 24, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Wishart Enterprises Limited
Saskatoon, Saskatchewan, Canada

We have audited the accompanying balance sheets of Wishart Enterprises Limited (the “Company”) as of November 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended November 30, 2008 and the periods from December 13, 2006 (inception) to November 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wishart Enterprises Limited as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the year ended November 30, 2008 and the periods from December 13, 2006 (inception) to November 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's negative working capital, absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
February 18, 2009

WISHART ENTERPRISES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
At November 30, 2008 and 2007

ASSETS	2008	2007
Current Asset
Cash and equivalents	$6,896	$46,496

Computer equipment, net	943	1,329

Total Assets	$7,839	$47,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities - Note 5	$23,922	$12,907

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.000032 par value, 100,000,000 shares authorized, 78,542,870 shares issued and outstanding-Note 4	2,515	2,515
Additional paid in capital	58,685	58,685
Deficit accumulated during the development stage	(77,283)	(26,282)
Total Stockholders’ Equity (Deficit)	(16,083)	34,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,839	$47,825

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the year ended November 30, 2008
For the period from December 13, 2006 (inception) to November 30, 2007
For the period from December 13, 2006 (inception) to November 30, 2008

	Year ended November 30, 2008	December 13, 2006 (inception) to November 30, 2007	December 13, 2006 (inception) to November 30, 2008

Expenses:
Depreciation	$386	$385	$771
General and administrative	2,637	2,223	4,860
Filing and registration fees	13,220	-	13,220
Legal and accounting	26,204	6,950	33,154
Management fees – Note 5	1,668	1,427	3,095
Rent and utilities – Note 5	6,554	5,602	12,156
Travel, meals and entertainment	-	5,633	5,633
Website	332	4,062	4,394
Total general and administrative expenses	51,001	26,282	77,283

Net loss	$(51,001)	$(26,282)	$(77,283)

Net loss per share: Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding: Basic and diluted	78,542,870	74,522,048

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From December 13, 2006 (inception) to November 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founder	62,459,540	$2,000	$18,000	$-	$20,000

Issuance of common stock for cash	16,083,330	515	40,685	-	41,200

Net loss for the period	-	-	-	(26,282)	(26,282)

Balance, November 30, 2007	78,542,870	2,515	58,685	(26,282)	34,918

Net loss for the period	-	-	-	(51,001)	(51,001)

Balance, November 30, 2008	78,542,870	$2,515	$58,685	$(77,283)	$(16,083)

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the year ended November 30, 2008
For the period from December 13, 2006 (inception) to November 30, 2007
For the period from December 13, 2006 (inception) to November 30, 2008

	Year ended November 30, 2008	From December 13, 2006 (inception) to November 30, 2007	From December 13, 2006 (inception) to November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,001)	$(26,282)	$(77,283)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	386	385	771
Change in non-cash working capital items
Increase in accounts payable and accrued liabilities	11,015	12,907	23,922
CASH FLOWS USED IN OPERATING ACTIVITIES	(39,600)	(12,990)	(52,590)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of common stock	-	61,200	61,200

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of computer equipment	-	(1,714)	(1,714)

NET INCREASE (DECREASE) IN CASH	(39,600)	46,496	6,896
Cash, beginning of period	46,496	-	-
Cash, end of period	$6,896	$46,496	$6,896

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Wishart Enterprises Limited (“Wishart ” or the “Company”) was incorporated in Nevada on December 13, 2006 and was subsequently registered in Saskatchewan, Canada as an extra-provincial corporation. Wishart develops health-related websites advocating a blend of western medicine with alternative health practices. Wishart is a development stage company and has not yet realized any revenues from its planned operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

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

Comprehensive Income
The Company has adopted SFAS 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements
Wishart does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Wishart has negative working capital, recurring losses since inception, and has a deficit accumulated during the development stage of $77,283 as of November 30, 2008.  Wishart's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Wishart has no current source of revenue. Without realization of additional capital, it would be unlikely for Wishart to continue as a going concern.  Wishart's management plans on raising cash from public or private debt or equity financing, on an as needed basis and ultimately, upon achieving profitable operations through the development of business activities.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following at November 30:

	2008	2007
Refundable Federal income tax attributable to:
Current operations	$17,665	$8,935
Less: valuation allowance	(17,665)	(8,935)
Net provision for Federal income taxes	$-	$-

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at November 30:

	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$26,600	$8,935
Less: valuation allowance	(26,600)	(8,935)
Net deferred tax asset	$-	$-

At November 30, 2008, Wishart had an unused net operating loss carryover approximating $78,300 that is available to offset future taxable income; it expires beginning in 2027.

NOTE 4 – COMMON STOCK

At inception, Wishart issued 2,000,000 shares of stock to its founding shareholder for $20,000. During the period ended November 30, 2007, Wishart issued 515,000 shares of stock for $41,200.  There was no additional stock issued during the year ended November 30, 2008.

On November 24, 2008 the Company’s shareholder and board of directors approved a forward split of the common stock on the basis of 31.229774 shares for each share issued and outstanding.  There are now 78,542,870 shares of $.000032 par value common stock issued and outstanding.  In addition, the authorized shares of common stock increased from 50,000,000 to 100,000,000.  These changes became effective on December 5, 2008.  The changes have been retroactively made to the attached financial statements.

NOTE 5- RELATED PARTY TRANSACTIONS

During the year ended November 30, 2008, rent and utilities expenses of $6,554 (2007-$5,602) and management fees of $1,668 (2007-$1,427) were paid to the director of Wishart.

Included in accounts payable and accrued liabilities is $16,459 (2007-$7,074) due to the director of Wishart.

NOTE 6 – COMMITMENTS

Wishart neither owns nor leases any real or personal property.  Our officer has provided rent and utilities to the company at a cost of $575 per month and management services at a cost of $140 per month.  The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.