Form 10-Q
period 2009-02-28
WISHART ENTERPRISES LTD
filed 2009-04-13
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,515,000 common shares as of April 10, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of February 28, 2009 (unaudited) and November 30, 2008 (audited);
F-2	Statements of Operations for the three months ended February 28, 2009 and February 29, 2008, and for the period from December 31, 2006 (Inception) to February 28, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity for period from December 13, 2006 (Inception) to February 28, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended February 28, 2009 and February 29, 2008, and for the period from December 31, 2006 (Inception) to February 28, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2009 are not necessarily indicative of the results that can be expected for the full year.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at February 28, 2009 and November 30, 2008

ASSETS	February 28, 2009	November 30, 2008
	(unaudited)	(audited)
Current Assets
Cash	$6,417	$6,896
Total Current Assets	6,417	6,896

Computer equipment, net of accumulated depreciation of $867 (2008-$771)	847	943

TOTAL ASSETS	$7,264	$7,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,792	$10,492
Advances from director	24,932	16,459

Total Liabilities	34,724	26,951

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 50,000,000 shares authorized, 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid in capital	58,685	58,685
Deficit accumulated during the development stage	(88,660)	(80,312)
Total Stockholders’ Deficit	(27,460)	(19,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,264	$7,839

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months ended February 28, 2009 and February 29, 2008
Period from December 13, 2006 (Inception) to February 28, 2009

	Three months ended February 28, 2009		Three months ended February 29, 2008		Period from December 13, 2006 (Inception) to February 28, 2009

Revenues		$0-		$0-	$0-

General and Administrative Expenses:
Depreciation		96		96	867
General and administrative		691		404	5,551
Filing and registration fees		-0-		-0-	13,320
Professional fees		5,505		11,322	41,588
Management fees		417		417	3,512
Rent and utilities		1,639		1,639	13,795
Travel, meals and entertainment		-0-		-0-	5,633
Website		-0-		332	4,394
Total General and Administrative Expenses		8,348		14,210	88,660

Net Loss	$	(8,348)		$(14,210)	$(88,660)

Net Loss Per Share: Basic and diluted		$0 .00	$	( 0 .01)

Weighted Average Shares Outstanding: Basic and diluted		2,515,000		2,515,000

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from December 13, 2006 (Inception) to February 28, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$18,000	$-	$18,000
Issuance of common stock for cash at $ .08 per share	515,000	515	40,685	-	41,200
Net loss for the period	-	-	-	(26,282)	(26,282)
Balance, November 30, 2007	2,515,000	2,515	58,685	(26,282)	34,918
Net loss for the period	-	-	-	(54,030)	(54,030)
Balance, November 30, 2008	2,515,000	2,515	58,685	(80,312)	(19,112)
Net loss for the period	-	-	-	(8,348)	(8,348)
Balance, February 28, 2009	2,515,000	$2,515	$58,685	$(88,660)	$(27,460)

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Three months ended February 28, 2009 and February 29, 2008
Period from December 13, 2006 (Inception) to February 28, 2009

	Three months ended February 28, 2009	Three months ended February 29, 2008	Period from December 13, 2006 (Inception) to February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,348)	$(14,210)	$(88,660)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	96	96	867
Change in non-cash working capital items
Accounts payable and accrued liabilities	(700)	(822)	9,792
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,952)	(14,936)	(78,001)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of computer equipment	-0-	-0-	(1,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	61,200
Advances from director	8,473	2,594	24,932
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,473	2,594	86,132

NET INCREASE (DECREASE) IN CASH	(479)	(12,342)	6,417
Cash, beginning of period	6,896	46,496	-0-
Cash, end of period	$6,417	$34,154	$6,417

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wishart Enterprises Limited have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K have been omitted.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and advances from a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Reclassifications

Certain amounts in the February 29, 2008 financial statements have been reclassified to conform to the presentation in the February 28, 2009 financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 3 - GOING CONCERN

Wishart  has negative working capital,  recurring losses and has a deficit accumulated during the development stage of $88,660 as of February 28, 2009.  Wishart's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Wishart has no current source of revenue. Without realization of additional capital, it would be unlikely for Wishart to continue as a going concern.  Wishart's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 4 – INCOME TAXES

For the periods ended February 28, 2009, Wishart has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $88,600 at February 28, 2009, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$30,144
Valuation allowance	(30,144)
Net deferred tax asset	$-

NOTE 5 – COMMON STOCK

At inception, Wishart issued 2,000,000 shares of stock for $20,000 cash.

During the period ended November 2007, Wishart issued 515,000 shares of stock for $41,200 cash.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended February 28, 2009, rent and utilities expenses of $1,639 (2008-$1,639) and management fees of $417 (2008- $417) were paid to the director of Wishart.

The advances from director represent amounts used for working capital and are non-interest bearing, due on demand and have no specified terms of repayment.

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

We intend to earn revenue by selling advertising space on this and future websites, by selling third party health products directly through our websites using e-commerce functionality, and from product referral, sponsorship and affiliate fees from third parties. We are currently in the process of designing and developing our Site with the aid of Marginally Clever Software.  The beta version of our Site was posted on the Internet in August, 2007, and we have continued to refine our Site since then. We are also presently developing our Site’s advertising and affiliate capability. On February 21, 2008 we activated Google Adsense advertising on the site.  To date we have had limited success with Adsense and management is considering alternatives.We have also begun to promote our site to individuals with specific illnesses as well as their families and friends.

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

We also intend to develop multiple language websites, translating our English content to other languages using free or low-cost computer programs available on the Internet.  Although the resulting translations may lose some dialectic artifacts, we believe they will provide useful information to individuals who are suffering from particular ailments.  The goal of providing multiple languages is to increase the aggregate number of visitors to our family of websites.  We believe that some foreign language visitors to our websites will be interested in the products we advertise or feature, which will lead to increased revenue.  All of our websites will contain meta tag keywords in multiple languages to enable us to attract the most visitors possible.  Meta tags are hidden identifiers in web pages which are recognized by search engines such as Google and enable more accurate web searches.  Because of our current financing difficulties, we do not anticipate developing other language websites in the near future.  It remains a long term goal.

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

Revenue Generation

We are currently developing our Site’s advertising and affiliate capability. We are promoting our site at third-party sites such as digg.com botw.org, about.com and wehavelupus.com.  We expect our additional content and promotional efforts to increase traffic to our site, which should result in increasing advertising revenue.  To date, we have experienced only modest increases in traffic.  Management is considering alternatives to Google Adsense and may change its advertising strategy in the coming months.

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

Results of Operations for the Three Months Ended February 28, 2009 and February 29, 2008, and Period from December 13, 2006 (Date of Inception) until February 28, 2009 and 2007

We generated no revenue for the period from December 13, 2006 (Date of Inception) until February 28, 2009.

Our operating expenses were $8,348 for the three months ended February 28, 2009 as compared with $14,210 for the three months ended February 29, 2008.  Our primary operating expenses for the three months ended February 28, 2009 were professional fees of $5,505, and rent and utilities of $1,639.  Our primary operating expenses for the three months ended February 29, 2008 were professional fees of $11,322 and rent and utilities of $1,196.

Our operating expenses were $88,660 for the period from December 13, 2006 (Inception) to February 28, 2009.  Our operating expenses for the period from December 13, 2006 (Inception) to February 28, 2009 were primarily related to professional fees in the amount of $41,588, rent and utilities in the amount of $13,795 and website costs of $4,394.

We recorded a net loss of $8,348 for the three months ended February 28, 2009, compared with $14,210 for the three months ended February 29, 2008; and $88,660 for the period from December 13, 2006 (Inception) to February 28, 2009.

Liquidity and Capital Resources

As of February 28, 2009, we had total current assets of $6,417, consisting entirely of cash. We had current liabilities in the amount of $34,724 as of February 28, 2009. Thus, we had a working capital deficit of $27,460 as of February 28, 2009.

Operating activities used $78,001 in cash for the period from December 13, 2006 (Date of Inception) until February 28, 2009. Our net loss of $88,660 was the primary reason for our negative operating cash, offset primarily by an increase in accounts payable and accrued liabilities of $9,792. Financing activities during the period from December 13, 2006 (Date of Inception) until February 28, 2009 generated $86,132 in cash during the period.

As set out above, we expect to spend approximately $19,580 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.   As of February 28, 2009, we had $6,417 in cash.

As of February 28, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have recurring losses, a working capital deficit, and a deficit accumulated during the developing stage of $88,660 as of February 28, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of February 28, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Barbara Lamb.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2009.

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

Wishart Enterprises Limited

Date:	April 10, 2009

By: /s/ Barbara Lamb Barbara Lamb Title: Chief Executive Officer and Director