Form 10-Q
period 2009-05-31
WISHART ENTERPRISES LTD
filed 2009-07-15
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,542,870 common shares as of July 15, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2009 (unaudited) and November 30, 2008 (audited);
F-2	Statements of Operations for the three and six months ended May 31, 2009 and May 31, 2008, and for the period from December 31, 2006 (Inception) to May 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from December 13, 2006 (Inception) to May 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the six months ended May 31, 2009, and for the period from December 31, 2006 (Inception) to May 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at May 31, 2009 and November 30, 2008

ASSETS	May 31, 2009	November 30, 2008
	(unaudited)	(audited)
Current assets
Cash	$4,524	$6,896
Total current assets	4,524	6,896

Computer equipment, net of accumulated depreciation of $964 (2008-$771)	750	943
TOTAL ASSETS	$5,274	$7,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities – Note 6	$10,011	$10,492
Advances from director	27,432	16,459

TOTAL LIABILITIES	37,443	26,951

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized; 78,542,870 and 2,515,000 shares issued and outstanding	61,200	2,515
Additional paid in capital	-0-	58,685
Deficit accumulated during the development stage	(93,369)	(80,312)
Total stockholders’ deficit	(32,169)	(19,112)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$5,274	$7,839

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Six months ended May 31, 2009 and 2008
Period from December 13, 2006 (Inception) to May 31, 2009

	Three months ended May 31, 2009		Three months ended May 31, 2008	Six months ended May 31, 2009		Six months ended May 31, 2008		Period from December 13, 2006 (Inception) to May 31, 2009

Revenues		$-0-	$-0-		$-0-		$-0-	$-0-

General and administrative expenses:
Depreciation		97	97		193		193	964
General and administrative		1,013	11,467		1,704		11,871	6,564
Filing and registration fees								13,320
Professional fees		1.544	7,640		7,049		18,962	43,132
Management fees – Note 6		417	417		834		834	3,929
Rent and utilities – Note 6		1,638	1,638		3,277		3,277	15,433
Travel, meals and entertainment		-0-	-0-		-0-		-0-	5,633
Website		-0-	-0-		-0-		332	4,394
Total general and administrative		4,709	21,259		13,057		35,469	93,369

Net loss	$	(4,709)	$(21,259)		$(13,057)		$(35,469)	$(93,369)

Net loss per share:
Basic and diluted		$(0 .00)	$(0 .00)	$	(0.00)	$	(0.00)

Weighted average shares outstanding:
Basic and diluted		78,542,870	78,542,870		78,542,870		78,542,870

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from December 13, 2006 (Inception) to May 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$18,000	$	$18,000
Issuance of common stock for cash at $.08 per share	515,000	515	40,685		41,200
Net loss for the period	-	-	-	(26,282)	(26,282)
Balance, November 30, 2007	2,515,000	2,515	58,685	(26,282)	34,918
Net loss for the period	-	-	-	(54,030	(54,030)
Balance, November 30, 2008	2,515,000	2,515	58,685	(80,312)	(19,112)
Adjustment for stock split	76,027,870	58,685	(58,685)	-	-
Net loss for the period	-	-	-	(13,057)	(13,057)
Balance, May 31, 2009	78,542,870	$61,200	$-	$(93,369)	$(32,169)

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six months ended May 31, 2009 and 2008
Period from December 13, 2006 (Inception) to May 31, 2009

	Six months ended May 31, 2009	Six months ended May 31, 2008	Period from December 13, 2006 (Inception) to May 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,057)	$(35,469)	$(93,369)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	193	193	964
Change in non-cash working capital items
Accounts payable and accrued liabilities	(481)	7,673	10,011
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,345)	(27,603)	(82,394)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of computer equipment	-0-	-0-	(1,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	10,973	-0-	27,432
Proceeds from sales of common stock	-0-	-0-	61,200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,973	-0-	88,632

NET INCREASE (DECREASE) IN CASH	(2,372)	(27,603)	4,524
Cash, beginning of period	6,896	46,496	-0-
Cash, end of period	$4,524	$18,893	$4,524

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wishart Enterprises Limited have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008, as reported in Form 10-K, have been omitted.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and advances received from a director.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
May 31, 2009

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

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.  Effective December 5, 2008, the Company split its issued and outstanding common shares 31.229774 for 1. The shares outstanding have been calculated as if these additional shares were outstanding for the current and prior periods.

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
May 31, 2009

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

Reclassifications

Certain amounts in the May 31, 2008 financial statements have been reclassified to conform to the presentation in the May 31, 2009 financial statements.

NOTE 3 - GOING CONCERN

Wishart has recurring losses and has a deficit accumulated during the development stage of $93,369 as of May 31, 2009.  Wishart's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Wishart has no current source of revenue. Without realization of additional capital, it would be unlikely for Wishart to continue as a going concern.  Wishart's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 4 – INCOME TAXES

For the period ended May 31, 2009, Wishart has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $93,400 at May 31, 2009, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$31,750
Valuation allowance	(31,750)
Net deferred tax asset	$-

NOTE 5 – COMMON STOCK

At inception, Wishart issued 2,000,000 shares of stock for $20,000 cash.  During the period ended November 2007, Wishart issued 515,000 shares of stock for $41,200 cash.

Effective December 5, 2008, the Company split its issued and outstanding common shares 31.229774 for 1.

NOTE 6- RELATED PARTY TRANSACTIONS

Rent and utilities expenses of $3,278 (2008 - $3,278) for the six month period ended May 31, 2009 and $1,639 (2008 - $1,639) for the three month period ended May 31, 2009 and management fees of $834 (2008 - $834) for the six months ended May 31, 2009 and $417 (2008 - $417) for the three months ended May 31, 2009 were paid to the director of Wishart.

The advances from director represents amounts used for working capital and are non-interest bearing, due on demand and have no specified terms of repayment.

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

We intend to earn revenue by selling advertising space on this and future websites, by selling third party health products directly through our websites using e-commerce functionality, and from product referral, sponsorship and affiliate fees from third parties. We are currently in the process of designing and developing our Site with the aid of Marginally Clever Software.  The beta version of our Site was posted on the Internet in August, 2007, and we have continued to refine our Site since then.  We are also presently developing our Site’s advertising and affiliate capability. On February 21, 2008 we activated Google Adsense advertising on the site.  We had limited success with Adsense and have removed the ads.  Management is considering alternatives.

Because we have limited financial resources and have been unable to raise financing, management, while continuing our current business, is also considering alternative businesses and working to raise additional financing.  No additional financing or alternative business has been identified to-date.

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

We intend to acquire and develop additional domains as our business grows.  Some of the new domains will deal with specific ailments and others will simply refer back to other domains.  The purpose of these “refer back” domains is to increase our visibility and accessibility on the Internet.  Although this is part of our business plan, we will be unable to develop additional domains until we raise additional financing.

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

Because of our limited resources, these plans remain long term goals.

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

We believe that we are positioned to benefit from the expected trend toward increased online advertising spending by health and lifestyle businesses because, if our business develops as planned, we will provide access to a highly specific audience for advertisers and sponsors to target.  If possible, we will provide a means by which advertisers can gauge the effectiveness of their online marketing campaigns and programs through objective statistical reports that detail the number of visitors to their sponsored area and the type of actions taken by these visitors.

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

Due to our limited resources currently, these remain long term goals.

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

Results of Operations for the three and six months ended May 31, 2009 and May 31, 2008, and Period from December 13, 2006 (Date of Inception) until May 31, 2009 and 2008

We generated no revenue for the period from December 13, 2006 (Date of Inception) until May 31, 2009.

Our operating expenses were $4,709 for the three months and $13,057 for the six months ended May 31, 2009 as compared with $21,259 for the three months and $35,469 for the six months ended May 31, 2008.  Our primary operating expenses for the three and six months ended May 31, 2009 were professional fees of $1,544 and $7,049, and rent and utilities of $1,638 and $3,277, respectively.  Our primary operating expenses for the three and six months ended May 31, 2008 were professional fees of $7,640 and $18,962 and rent and utilities of $1,638 and $3,277, respectively.

Our operating expenses were $93,369 for the period from December 13, 2006 (Inception) to May 31, 2009.  Our operating expenses for the period from December 13, 2006 (Inception) to May 31, 2009 were primarily related to professional fees in the amount of $43,132, rent and utilities in the amount of $15,433 and filing and registration fees of $13,320.

We recorded a net loss of $4,709 for the three months and $13,057 for the six months ended May 31, 2009, compared with $21,259 for the three months and $35,469 for the six months ended May 31, 2008; and $93,369 for the period from December 13, 2006 (Inception) to May 31, 2009.

Liquidity and Capital Resources

As of May 31, 2009, we had total current assets of $4,524, consisting entirely of cash. We had current liabilities in the amount of $37,443 as of May 31, 2009. Thus, we had a working capital deficit of $32,169 as of May 31, 2009.

Operating activities used $82,394 in cash for the period from December 13, 2006 (Date of Inception) until May 31, 2009. Our net loss of $93,369 was the primary reason for our negative operating cash, offset primarily by an increase in accounts payable and accrued liabilities to $10,011.  Financing activities during the period from December 13, 2006 (Date of Inception) until May 31, 2009 generated $61,200 in cash during the period.

As set out above, we expect to spend approximately $19,580 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.   As of May 31, 2009, we had $4,524 in cash.

As of May 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have recurring losses and has a deficit accumulated during the development stage of $93,369 as of May 31, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of May 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Barbara Lamb.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2009.

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

Wishart Enterprises Limited

Date:	July 15, 2009

By: /s/ Barbara Lamb Barbara Lamb Title: Chief Executive Officer and Director