Form 10-Q/A
period 2009-02-28
WISHART ENTERPRISES LTD
filed 2009-08-10
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

206-203-1156
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  78,542,870 common shares as of August 5, 2009 .

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q, previously filed with the United States Securities and Exchange Commission on April 13, 2009, is to correctly state the number of issued and oustanding shares.

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

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at February 28, 2009 and November 30, 2008

ASSETS	February 28, 2009	November 30, 2008
	(unaudited)	(audited)
Current Assets
Cash	$6,417	$6,896
Total Current Assets	6,417	6,896

Computer equipment, net of accumulated depreciation of $867 (2008-$771)	847	943

TOTAL ASSETS	$7,264	$7,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,792	$10,492
Advances from director	24,932	16,459

Total Liabilities	34,724	26,951

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 78,542,870,000 shares issued and outstanding	61,200	2,515
Additional paid in capital	-0-	58,685
Deficit accumulated during the development stage	(88,660)	(80,312)
Total Stockholders’ Deficit	(27,460)	(19,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,264	$7,839

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months ended February 28, 2009 and February 29, 2008
Period from December 13, 2006 (Inception) to February 28, 2009

	Three months ended February 28, 2009		Three months ended February 29, 2008		Period from December 13, 2006 (Inception) to February 28, 2009

Revenues		$0-		$0-	$0-

General and Administrative Expenses:
Depreciation		96		96	867
General and administrative		691		404	5,551
Filing and registration fees		-0-		-0-	13,320
Professional fees		5,505		11,322	41,588
Management fees		417		417	3,512
Rent and utilities		1,639		1,639	13,795
Travel, meals and entertainment		-0-		-0-	5,633
Website		-0-		332	4,394
Total General and Administrative Expenses		8,348		14,210	88,660

Net Loss	$	(8,348)		$(14,210)	$(88,660)

Net Loss Per Share:
Basic and diluted		$0 .00	$	( 0 .01)

Weighted Average Shares Outstanding:
Basic and diluted		78,542,870		78,542,870

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from December 13, 2006 (Inception) to February 28, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$18,000	$-	$18,000
Issuance of common stock for cash at $ .08 per share	515,000	515	40,685	-	41,200
Net loss for the period	-	-	-	(26,282)	(26,282)
Balance, November 30, 2007	2,515,000	2,515	58,685	(26,282)	34,918
Net loss for the period	-	-	-	(54,030)	(54,030)
Balance, November 30, 2008	2,515,000	2,515	58,685	(80,312)	(19,112)
Adjustment for stock split	76,027,870	58,685	(58,685)
Net loss for the period	-	-	-	(8,348)	(8,348)
Balance, February 28, 2009	78,542,870	$61,200	$-	$(88,660)	$(27,460)

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Three months ended February 28, 2009 and February 29, 2008
Period from December 13, 2006 (Inception) to February 28, 2009

	Three months ended February 28, 2009	Three months ended February 29, 2008	Period from December 13, 2006 (Inception) to February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,348)	$(14,210)	$(88,660)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	96	96	867
Change in non-cash working capital items
Accounts payable and accrued liabilities	(700)	(822)	9,792
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,952)	(14,936)	(59,069)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of computer equipment	-0-	-0-	(1,714)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	61,200
Advances from director	8,473	2,594	24,932
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,473	2,594	86,132

NET INCREASE (DECREASE) IN CASH	(479)	(12,342)	6,417
Cash, beginning of period	6,896	46,496	-0-
Cash, end of period	$6,417	$34,154	$6,417

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Effective December 5, 2008, the Company splits is issued and outstanding shares 31.229774 for 1.
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

Wishart Enterprises Limited

Date:	August 5, 2009

By: /s/ Barbara Lamb Barbara Lamb Title: Chief Executive Officer and Director