Form 10-Q
period 2009-08-31
WISHART ENTERPRISES LTD
filed 2009-10-13
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,542,870 common shares as of October 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of August 31, 2009 (unaudited) and November 30, 2008 (audited);
F-2	Statements of Operations for the three and nine months ended August 31, 2009 and August 31, 2008, and for the period from December 31, 2006 (Inception) to August 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity for period from December 13, 2006 (Inception) to August 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the nine months ended August 31, 2009 and 2008, and for the period from December 31, 2006 (Inception) to August 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at August 31, 2009 and November 30, 2008

ASSETS	August 31, 2009	November 30, 2008
	(unaudited)	(audited)
Current assets
Cash	$ 2,433	$ 6,896
Total current assets	2,433	6,896

Computer equipment, net of accumulated depreciation of $1,060 ( 2008-$771)	654	943
TOTAL ASSETS	$ 3,087	$ 7,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities – Note 6	$ 10,009	$ 10,492
Advances from director	29,905	16,459

TOTAL LIABILITIES	39,914	26,951

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 78,542,870 shares issued and outstanding	61,200	2,515
Additional paid in capital	-	58,685
Deficit accumulated during the development stage	(98,027)	(80,312)
Total stockholders’ deficit	(36,827)	(19,112)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$ 3,087	$ 7,839

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Nine months ended August 31, 2009 and 2008
Period from December 13, 2006 (Inception) to August 31, 2009

	Three months ended August 31, 2009	Three months ended August 31, 2008	Nine months ended August 31, 2009	Nine months ended August 31, 2008	Period from December 13, 2006 (Inception) to August 31, 2009

Revenues	$ 0-	$ 0-	$ 0-	$ 0-	$ 0-

General and administrative expenses:
Depreciation	97	96	289	289	1,060
General and administrative	544	2,412	2,249	14,283	7,109
Filing and registration fees					13,320
Professional fees	1,962	1,797	9,011	20,759	45,094
Management fees – Note 6	417	417	1,251	1,251	4,346
Rent and utilities – Note 6	1,638	1,639	4,915	4,916	17,071
Travel, meals and entertainment	-0-	-0-	-0-	-0-	5,633
Website	-0-	-0-	-0-	332	4,394
Total general and administrative	4,658	6,361	17,715	41,830	98,027

Net loss	$ (4,658)	$ (6,361)	$ (17,715)	$ (41,830)	$ (98,027)

Net loss per share:
Basic and diluted	$ (0 .00)	$ (0 .00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	78,542,870	78,542,870	78,542,870	78,542,870

See accompanying notes to financial statements.

 WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from December 13, 2006 (Inception) to August 31, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	2,000,000	$ 2,000	$ 18,000	$	$ 18,000
Issuance of common stock for cash at $ .08 per share	515,000	515	40,685		41,200
Net loss for the period	-	-	-	(26,282)	(26,282)
Balance, November 30, 2007	2,515,000	2,515	58,685	(26,282)	34,918
Net loss for the period	-	-	-	(54,030)	(54,030)
Balance, November 30, 2008	2,515,000	2,515	58,685	(80,312)	(19,112)
Adjustment for stock split	76,027,870	58,685	(58,685)		-
Net loss for the period	-	-	-	(17,715)	(17,715)
Balance, August 31, 2009	78,542,870	$ 61,200	$ -	$ (98,027)	$ (36,827)

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine months ended August 31, 2009 and 2008
Period from December 13, 2006 (Inception) to August 31, 2009

	Nine months ended August 31, 2009	Nine months ended August 31, 2008	Period from December 13, 2006 (Inception) to August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (17,715)	$ (41,830)	$ (98,027)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	289	289	1,060
Change in non-cash working capital items Accounts payable and accrued liabilities	(483)	6,259	10,009
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,909)	(35,282)	(86,958)
CASH FLOWS USED IN INVESTING ACTIVITIES Acquisition of computer equipment	-0-	-0-	(1,714)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	13,446	-0-	29,905
Proceeds from sales of common stock	-0-	-0-	61,200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,446	-0-	91,105

NET INCREASE (DECREASE) IN CASH	(4,463)	(35,282)	2,433
Cash, beginning of period	6,896	46,496	-0-
Cash, end of period	$ 2,433	$ 11,214	$ 2,433

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

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

Comprehensive Income

The Company discloses information related to comprehensive income, its components and accumulated balances in its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

Income Tax

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
August 31, 2009

Development Stage

Wishart entered the development stage upon its inception in the prior period.  Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

Reclassifications

Certain amounts in the August 31, 2008 financial statements have been reclassified to conform to the presentation in the August 31, 2009 financial statements.

NOTE 3 - GOING CONCERN

Wishart has recurring losses and has a deficit accumulated during the development stage of $98,027 as of August 31, 2009.  Wishart's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Wishart has no current source of revenue. Without realization of additional capital, it would be unlikely for Wishart to continue as a going concern.  Wishart's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

NOTE 4 – INCOME TAXES

For the period ended August 31, 2009, Wishart has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $98,000 at August 31, 2009, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 33,300
Valuation allowance	(33,300)
Net deferred tax asset	$ -

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

NOTE 5 – COMMON STOCK

At inception, Wishart issued 2,000,000 shares of stock for $20,000 cash.

During the period ended November 2007, Wishart issued 515,000 shares of stock for $41,200 cash.

Effective December 5, 2008, the Company splits its issued and outstanding shares 31.229774 for 1.

NOTE 6- RELATED PARTY TRANSACTIONS

Rent and utilities expenses of $4,917 (2008 - $4,917) for the nine month period ended August 31, 2009 and $1,639 (2008 - $1,639) for the three month period ended August 31, 2009 and management fees of $1,251 (2008 - $1,251) for the nine months ended August 31, 2009 and $417 (2008 - $417) for the three months ended August 31, 2009 were paid to the director of Wishart.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2009 through October 12, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “August,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which August cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

We intend to earn revenue by selling advertising space on this and future websites, by selling third party health products directly through our websites using e-commerce functionality, and from product referral, sponsorship and affiliate fees from third parties. The beta version of our Site was posted on the Internet in August, 2007, and we have continued to refine our Site since then.  We are also presently developing our Site’s advertising and affiliate capability. On February 21, 2008 we activated Google Adsense advertising on the site.  We had limited success with Adsense and have removed the ads.  Management is considering alternatives, but is presently focused on increasing visitor numbers.

Because we have limited financial resources and have been unable to raise financing, management, while continuing our current business, is also considering alternative businesses and working to raise additional financing.  No additional financing or alternative business has been identified to-date.

Plan of Operation

Product Development

We intend to continue the development and refinement of our Product over the coming months. We are continuing to build our repository of wellness content, introducing and broadening our interactive services such as forums and blogs, and increasing their functionality relative to similar products in the marketplace.

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

We also intend to develop multiple language websites, translating our English content to other languages using free or low-cost computer programs available on the Internet.  Although the resulting translations August lose some dialectic artifacts, we believe they will provide useful information to individuals who are suffering from particular ailments.  The goal of providing multiple languages is to increase the aggregate number of visitors to our websites.  We believe that some foreign language visitors to our websites will be interested in the products we advertise or feature, which will lead to increased revenue.  All of our websites will contain meta tag keywords in multiple languages to enable us to attract the most visitors possible.  Meta tags are hidden identifiers in web pages which are recognized by search engines such as Google and enable more accurate web searches.  Because of our current financing difficulties, we do not anticipate developing other language websites in the near future.  It remains a long term goal.

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

Revenue Generation

We are currently developing our Site’s advertising and affiliate capability. We are promoting our site at third-party sites such as digg.com botw.org, about.com and wehavelupus.com.  We expect our additional content and promotional efforts to increase traffic to our site.  To date, we have experienced only modest increases in traffic.

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

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. Our plan is that, in time, the primary source of revenues for our business model will be advertising and third party and affiliate revenue.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three and nine months ended August 31, 2009 and August 31, 2008, and Period from December 13, 2006 (Date of Inception) until August 31, 2009 and 2008

We generated no revenue for the period from December 13, 2006 (Date of Inception) until August 31, 2009.

Our operating expenses were $,658 for the three months ending August 31, 2009 ($6,361 for the three months ending August 31, 2008), $17,715 for the nine months ended August 31, 2009 as compared with $41,830 for the nine months ended August 31, 2008.  Our primary operating expenses for the three months ending August 31, 2009 were professional fees of $1,962 ($1,797 for the three months ending August 31, 2008), and for the nine months ended August 31, 2009 our primary operating expenses were professional fees of $9,011, and rent and utilities of $4,915.  Our primary operating expenses for the nine months ended August 31, 2008 were professional fees of $20,759, general and administrative expenses of $14,283, and rent and utilities of $4,916.

Our operating expenses were $98,027 for the period from December 13, 2006 (Inception) to August 31, 2009.  Our operating expenses for the period from December 13, 2006 (Inception) to August 31, 2009 were primarily related to professional fees in the amount of $45,094, rent and utilities in the amount of $17,071 and filing and registration fees of $13,320.

We recorded a net loss of $17,715 for the nine months ended August 31, 2009, compared with $41,830 for the nine months ended August 31, 2008; and $98,027 for the period from December 13, 2006 (Inception) to August 31, 2009.

Liquidity and Capital Resources

As of August 31, 2009, we had total current assets of $2,433, consisting entirely of cash. We had current liabilities in the amount of $39,914 as of August 31, 2009. Thus, we had a working capital deficit of $36,827 as of August 31, 2009.

Operating activities used $86,958 in cash for the period from December 13, 2006 (Date of Inception) until August 31, 2009. Our net loss of $98,027 was the primary reason for our negative operating cash, offset primarily by an increase in accounts payable and accrued liabilities to $10,009.  Financing activities during the period from December 13, 2006 (Date of Inception) until August 31, 2009 generated $91,105 in cash during the period.

As set out above, we expect to spend approximately $19,580 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.   As of August 31, 2009, we had $2,433 in cash.

As of August 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which August be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.
Going Concern

We have recurring losses and has a deficit accumulated during the development stage of $98,027 as of August 31, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of August 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Barbara Lamb.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2009.

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

Wishart Enterprises Limited

Date:	October 12, 2009

By: /s/ Barbara Lamb Barbara Lamb Title: Chief Executive Officer and Director