Form 10-K
period 2009-11-30
WISHART ENTERPRISES LTD
filed 2010-03-19
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  78,542,870 as of February 22, 2010.

 PART I

Item 1.   Business

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

We intend to earn revenue by selling advertising space on this and future websites, by selling third party health products directly through our websites using e-commerce functionality, and from product referral, sponsorship and affiliate fees from third parties. We are currently in the process of designing and developing our Site with the aid of Marginally Clever Software.  The beta version of our Site was posted on the Internet in August, 2007, and we have continued to refine our Site since then. We are also presently developing our Site’s advertising and affiliate capability. On February 21, 2008 we activated Google Adsense advertising on the site.  We had limited success with Adsense and have removed the ads.  Management is considering alternatives, but is presently focused on increasing visitor numbers.  Visitor numbers have not been strong over the last 12 months.  The site has not ranked hight on search rankings, either.  To enhance search rankings, we need to spend money on marketing.  As we do not have enough money to spend on marketing at the present time, our prospects in the near term are not positive

Because we have limited financial resources and have been unable to raise financing, management, while continuing our current business, is also considering alternative businesses and working to raise additional financing.  No additional financing or alternative business has been identified to-date.

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

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in the United States, Canada, and other jurisdictions.  This has been delayed due to lack of funds.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended November 30, 2009.

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

Fiscal Year Ending November 30, 2009
Quarter Ended	High $	Low $
November 30, 2009	0.10	0.10
August 31, 2009	N/A	N/A
May 31, 2009	N/A	N/A
February 29, 2009	N/A	N/A

Fiscal Year Ending November 30, 2008
Quarter Ended	High $	Low $
November 30, 2008	N/A	N/A
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A
February 29, 2008	N/A	N/A

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

Holders of Our Common Stock

As of November 30, 2009, we had thirty-eight (38) shareholders of record.

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

Plan of Operation in the Next Twelve Months

Product Development

We intend to continue the development and refinement of our Product over the coming months. We are continuing to build our repository of wellness content, introducing and broadening our interactive services such as forums and blogs, and increasing their functionality relative to similar products in the marketplace.  However, this activity has slowed in recent months due to lack of funds.

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

For the time being, we have abandoned our plan to develop multiple language websites using free or low-cost computer programs available on the Internet.  Because of our current financing difficulties, we do not anticipate developing other language websites in the near future.  It remains a long term goal.

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

Results of Operations for the Years Ended November 20, 2009 and 2008, and Period from December 13, 2006 (Date of Inception) until November 30, 2009

We have generated insignificant revenue for the period from December 13, 2006 (Date of Inception) until November 30, 2009.  Since February 29, 2008 we have generated a small amount of advertising revenue. Amounts generated by advertising are not considered by Google to be payable to Wishart until they total $100 or more, and we have not yet reached $100 in advertising revenue. Advertising revenue through Google has not increased as much as anticipated and are currently considering a range of alternatives.  Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern.  Unfortunately the equity markets are very difficult currently, and it appears unlikely we will be able to raise additional business capital.  If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses were $27,606 for the year ended November 30, 2009, as compared with $51,001 for the year ended November 30, 2008. Our primary operating expenses for the year ended November 30, 2009 were professional fees of $17,828, rent and utilities of $6,554 and management fees of $1,668.  Our primary operating expenses for the year ended November 30, 2008 were general and administrative expenses of $2,637, filing and registration fees of $13,220, professional fees of $26,204, rent and utilities of $6,554 and management fees of $1,668.

Our operating expenses were $104,889 for the period from December 13, 2006 (Inception) to November 30, 2009. Our operating expenses for the period from December 13, 2006 (Inception) to November 30, 2009 were primarily related to general and administrative costs in the amount of $4,872, filing and registration fees of $14,115, professional fees in the amount of $50,982, management fees of $4,763, rent and utilities in the amount of $18,710, travel, meals and entertainment in the amount of $5,633, and website costs of $4,657.

We recorded a net loss of $27,606 for the year ended November 30, 2009, as compared with $51,001 for the year ended November 30, 2008 and $104,889 for the period from December 13, 2006 (Inception) to November 30, 2009.

Liquidity and Capital Resources

As of November 30, 2009, we had total current assets of $6,597, consisting of $2,487 in cash and $4,110 in prepaid legal. We had current liabilities in the amount of $43,343 as of November 30, 2009. Thus, we had a working capital deficit of $36,746 as of November 30, 2009.

Operating activities used $32,049 in cash for the year ended November 30, 2009. Our net loss of $27,606 was the primary reason for our negative operating cash, offset primarily by an increase in prepaid legal of $4,110. There were no investing activities during the period. Financing activities provided $27,640 in cash, which resulted from $20,140 as an advance from our director and $7,500 in contributed capital.

Operating activities used $101,098 in cash for the period from December 13, 2006 (Date of Inception) until November 30, 2009. Our net loss of $104,889 was the primary reason for our negative operating cash, offset primarily by an increase in prepaid legal of $4,110. Financing activities during the period from December 13, 2006 (Date of Inception) until November 30, 2009 generated $105,299 in cash during the period, which resulted from $61,200 in the sale of our common stock, $36,599 as an advance from our director, and $7,500 in contributed capital.

As set out above, we expect to spend approximately $14,580 to implement our business plan over the coming year. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000.   As of November 30, 2009, we had $2,487 in cash.

As of November 30, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have negative working capital, recurring losses since inception, and a deficit accumulated during the development stage of $104,889 as of November 30, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of November 30, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending November 30, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2009.

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

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2009 are as follows:

Name	Age	Position Held with the Company
Barbara Lamb #108-2940 Louise Street, Saskatoon, Saskatchewan Canada S7J 5K2	61	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Yvonne Price #108-2940 Louise Street, Saskatoon, Saskatchewan Canada S7J 5K2	44	Vice-President

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

Code of Ethics

As of November 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the years ended November 30, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barbara Lamb President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008	1,668 1,668	0 0	0 0	0 0	0 0	6,554 6,554	8,222 8,222
Yvonne Price, Vice-President	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

Management fees of $ $1,668 were paid to Ms. Barbara Lamb for each of the years ended November 30, 2009 and 2008. The company does not have a written employment agreement with Ms. Lamb, but the board of directors has resolved to pay her $140 per month for her services.

Ms. Lamb has provided rent and utilities to the company at a cost of $575 per month for a total of $6,554 for each of the years ended November 30, 2009 and 2008.

Stock Option Plans

We did not have a stock option plan as of November 30, 2009.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
Barbara Lamb #108-2940 Louise Street, Saskatoon, Saskatchewan Canada S7J 5K2	Common Stock	62,459,540 Shares	79.5%
Yvonne Price #108-2940 Louise Street, Saskatoon, Saskatchewan Canada S7J 5K2	Common Stock	0 Shares	0%
DIRECTORS AND OFFICERS – TOTAL		62,459,540 Shares	79.5%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

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

2.	The percentage shown is based on denominator of 78,542,870 shares of common stock issued and outstanding for the company as of December 31, 2009.

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

Management fees of $1,668 were paid to Ms. Barbara Lamb for each of the years ended November 30, 2009 and 2008. The company does not have a written employment agreement with Ms. Lamb, but the board of directors has resolved to pay her $140 per month for her services.

Ms. Lamb has provided rent and utilities to the company at a cost of $575 per month for a total of $6,554 for each of the years ended November 30, 2009 and 2008.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	11,250	-	-	-
2008	11,250	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2009 and 2008;
F-3	Statements of Operations for the years ended November 30, 2009 and 2008, and the periods from December 13, 2006 (Date of Inception) through November 30, 2009;
F-4	Statement of Stockholders’ Deficit for period from inception to November 30, 2009;
F-5	Statements of Cash Flows for the years ended November 30, 2009 and 2008, and the periods from December 13, 2006 (Date of Inception) through November 30, 2009;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.3	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on February 12, 2008.

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
March 9, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Barbara Lamb
Barbara Lamb President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 9, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Wishart Enterprises Limited
Saskatoon, Saskatchewan, Canada

We have audited the accompanying balance sheet of Wishart Enterprises Limited (the “Company”) as of November 30, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from December 13, 2006 (Date of Inception) through November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wishart Enterprises Limited as of November 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from December 13, 2006 (Date of Inception) through November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has received no revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 1, 2010

WISHART ENTERPRISES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND 2008

ASSETS	2009	2008
Current Assets
Cash	$2,487	$6,896
Prepaid legal	4,110	0
Total Current Assets	6,597	6,896

Property and equipment, net	557	943

TOTAL ASSETS	$7,154	$7,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$6,744	$7,463
Advances from director	36,599	16,459
Total Liabilities	43,343	23,922

STOCKHOLDERS’ DEFICIT
Common stock, $0.000032 par value, 100,000,000 shares authorized, 78,542,870 shares issued and outstanding	2,515	2,515
Additional paid in capital	66,185	58,685
Deficit accumulated during the development stage	(104,889)	(77,283)
Total Stockholders’ Deficit	(36,189)	(16,083)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,154	$7,839

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 2009 AND 2008
PERIOD FROM DECEMBER 13, 2006 (INCEPTION) TO NOVEMBER 30, 2009

	Year ended November 30, 2009	Year ended November 30, 2008	Period from December 13, 2006 (Inception) to November 30, 2009

REVENUES	$0	$0	$0

OPERATING EXPENSES
Depreciation	386	386	1,157
General and administrative	12	2,637	4,872
Filing and registration fees	895	13,220	14,115
Legal and accounting	17,828	26,204	50,982
Management fees – Note 5	1,668	1,668	4,763
Rent and utilities – Note 5	6,554	6,554	18,710
Travel, meals and entertainment	-	0	5,633
Website costs	263	332	4,657
TOTAL OPERATING EXPENSES	27,606	51,001	104,889

NET LOSS FROM OPERATIONS	(27,606)	(51,001)	(104,889)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(27,606)	$(51,001)	$(104,889)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	78,542,870	78,542,870

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM DECEMBER 13, 2006 (INCEPTION) TO NOVEMBER 30, 2009

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founder	2,000,000	$2,000	$18,000	$-	$20,000

Issuance of common stock for cash at $.08 per share	515,000	515	40,685	-	41,200

Net loss for the period ended November 30, 2007	-	-	-	(26,282)	(26,282)

Balance, November 30, 2007	2,515,000	2,515	58,685	(26,282)	34,918

Net loss for the period ended November 30, 2008	-	-	-	(51,001)	(51,001)

Balance, November 30, 2008	2,515,000	2,515	58,685	(77,283)	(16,083)

Adjustment for stock split	76,027,870	-	-	-	-

Contributed capital	-	-	7,500	-	7,500

Net loss for the period ended November 30, 2009	-	-	-	(27,606)	(27,606)

Balance, November 30, 2009	78,542,870	$2,515	$66,185	$(104,889)	$(36,189)

The accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2009 AND 2008
PERIOD FROM DECEMBER 13, 2006 (INCEPTION) TO NOVEMBER 30, 2009

	Year ended November 30, 2009	Year ended November 30, 2008	Period from December 13, 2006 (Inception) to November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,606)	$(51,001)	$(104,889)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	386	386	1,157
Changes in assets and liabilities:
(Increase) in prepaid legal	(4,110)	0	(4,110)
Increase (decrease) in accounts payable and accrued liabilities	(719)	4,076	6,744
CASH FLOWS USED IN OPERATING ACTIVITIES	(32,049)	(46,539)	(101,098)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of property and equipment	0	0	(1,714)
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0	(1,714

CASH FLOWS FROM FINANCING ACTIVITY
Advances from director	20,140	6,939	36,599
Proceeds from sales of common stock	0	0	61,200
Contributed capital	7,500	0	7,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,640	6,939	105,299

NET INCREASE (DECREASE) IN CASH	(4,409)	(39,600)	2,487

Cash, beginning of period	6,896	46,496	0
Cash, end of period	$2,487	$6,896	$2,487

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Wishart Enterprises Limited (“Wishart” or the “Company”) was incorporated in Nevada on December 13, 2006 and was subsequently registered in Saskatchewan, Canada as an extra-provincial corporation. Wishart develops health-related websites advocating a blend of western medicine with alternative health practices. Wishart is a development stage company and has not yet realized any revenues from its planned operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2009.

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

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income
The Company has adopted SFAS 130 (ASC 220-10) “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax
Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a November 30 fiscal year end.

Stock-Based Compensation
As of November 30, 2009, the Company has not issued any stock-based payments to its employees.

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the year ended November 30, 2009.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Reclassifications
Certain amounts in the November 30, 2008 financial statements have been reclassified to conform to the presentation in the November 30, 2009 financial statements.

NOTE 2 - GOING CONCERN

Wishart has recurring losses and has a deficit accumulated during the development stage of $104,889 as of November 30, 2009.  Wishart's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Wishart has no current source of revenue. Without realization of additional capital, it would be unlikely for Wishart to continue as a going concern.  Wishart's management plans on raising cash from public or private debt or equity financing, on an as needed basis and ultimately, upon achieving profitable operations through the development of business activities.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following as of November 30:

	2009	2008
Refundable Federal income tax attributable to:
Current Operations	$9,386	$17,665
Less: valuation allowance	(9,386)	(17,665)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$35,986	$26,600
Less: valuation allowance	(35,986)	(26,600)
Net deferred tax asset	$-	$-

At November 30, 2009, Wishart had an unused net operating loss carryover approximating $104,889 that is available to offset future taxable income; it expires beginning in 2027.

NOTE 4 – COMMON STOCK

At inception, Wishart issued 2,000,000 shares of stock to its founding shareholder for $20,000 cash.

During the period ended November 30, 2007, Wishart issued 515,000 shares of stock for $41,200 cash.

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

During the year ended November 30, 2009 expenses were paid totaling $7,500 by an investor and have been recorded as contributed capital.

There were no additional shares issued during the year ended November 30, 2009.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 5- RELATED PARTY TRANSACTIONS

During the year ended November 30, 2009, rent and utilities expenses of $6,554 (2008-$6,554) and management fees of $ 1,668 (2008-$1,668) were paid to the director of Wishart.

The advances from director represents amounts used for working capital and are non-interest bearing, due on demand and have no specified terms of repayment.  The total due to directors was $36,599 and $16,459 as of November 30, 2009 and 2008, respectively.

NOTE 6 – COMMITMENTS

Wishart neither owns nor leases any real or personal property.  Our officer has provided rent and utilities to the company at a cost of $575 per month and management services at a cost of $140 per month.  The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.