Form 10-Q
period 2010-02-28
WISHART ENTERPRISES LTD
filed 2010-04-14
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-149197

Wishart Enterprises Limited
(Exact name of Registrant as specified in its charter)

Nevada	39-2068976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#108-2940 Louise Street Saskatoon, Saskatchewan Canada S7J 5K2
(Address of principal executive offices)

206-339-9420
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,542,870 common shares as of April 7, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of February 28, 2010 (unaudited) and November 30, 2009 (audited);
F-2	Statements of Operations for the three months ended February 28, 2010 and February 28, 2009, and for the period from December 13, 2006 (Inception) to February 28, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from December 13, 2006 (Inception) to February 28, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended February 28, 2010 and 2009, and for the period from December 13, 2006 (Inception) to February 28, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2010 are not necessarily indicative of the results that can be expected for the full year.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at February 28, 2010 and November 30, 2009

ASSETS	February 28, 2010	November 30, 2009
	(unaudited)	(audited)
Current Assets
Cash	$3,286	$2,487
Prepaid legal	4,110	4,110
Total Current Assets	7,396	6,597

Computer equipment, net	461	557

TOTAL ASSETS	$7,857	$7,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$8,720	$6,744
Advances from director	44,037	36,599

Total Liabilities	52,757	43,343

STOCKHOLDERS’ DEFICIT
Common stock, $.000032 par value, 100,000,000 shares authorized, 78,542,870 shares issued and outstanding	2,515	2,515
Additional paid in capital	66,185	66,185
Deficit accumulated during the development stage	(113,600)	(104,889)
Total Stockholders’ Deficit	(44,900)	(36,189)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,857	$7,839

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months ended February 28, 2010 and February 29, 2009
Period from December 13, 2006 (Inception) to February 28, 2010

	Three months ended February 28, 2010	Three months ended February 28, 2009	Period from December 13, 2006 (Inception) to February 28, 2010

Revenues	$0-	$0-	$0-
General and Administrative Expenses:
Depreciation	96	96	1,253
General and administrative	459	691	5,331
Filing and registration fees	3,600	-0-	17,715
Professional fees	2,500	5,505	53,482
Management fees	417	417	5,180
Rent and utilities	1,639	1,639	20,349
Travel, meals and entertainment	-0-	-0-	5,633
Website	-0-	-0-	4,657
Total General and Administrative Expenses	8,711	8,348	113,600

Net Loss	$(8,711)	$(8,348)	$(113,600)

Net Loss Per Share:
Basic and diluted	$(0 .00)	$(0 .00)

Weighted Average Shares Outstanding:
Basic and diluted	78,542,870	78,542,870

See accompanying notes to financial statements.

 WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from December 13, 2006 (Inception) to February 28, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	2,000,000	$2,000	$18,000	$-	$18,000
Issuance of common stock for cash at $ .08 per share	515,000	515	40,685	-	41,200
Net loss for the period	-	-	-	(26,282)	(26,282)
Balance, November 30, 2007	2,515,000	2,515	58,685	(26,282)	34,918
Net loss for the period	-	-	-	(51,001)	(51,001)
Balance, November 30, 2008	2,515,000	2,515	58,685	(77,283)	(16,083)
Adjustment for stock split	76,027,870	-	-	-	-
Contributed capital			7,500		7,500
Net loss for the period	-	-	-	(27,606)	(27,606
Balance, November 30, 2009	78,542,870	2,515	66,185	(104,889)	(36,189)
Net loss for the period	-	-	-	(8,711)	(8,711)
Balance, February 28, 2010	78,542,870	$2,515	$66,185	$(113,600)	$(44,900)

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Three months ended February 28, 2010 and February 29, 2009
Period from December 13, 2006 (Inception) to February 28, 2010

	Three months ended February 28, 2010	Three months ended February 28, 2009	Period from December 13, 2006 (Inception) to February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,711)	$(8,348)	$(113,600)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	96	96	1,253
Change in non-cash working capital items
Accounts payable and accrued liabilities	1,976	(700)	8,720
Increase in prepaid legal	-	-	(4,110)
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,639)	(8,952)	(107,737)
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of computer equipment	-0-	-0-	(1,714)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	61,200
Advances from director	7,438	8,473	44,037
Contributed capital	-0-	-0-	7,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,438	8,473	112,737

NET INCREASE (DECREASE) IN CASH	799	(479)	3,286
Cash, beginning of period	2,487	6,896	-0-
Cash, end of period	$3,286	$6,417	$3,286

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wishart Enterprises Limited have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K have been omitted.

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
February 28, 2010

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income

The Company has adopted SFAS 130 (ASC 220-10) “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Wishart follows SFAS 109 (ASC 740-10), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

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
February 28, 2010

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

NOTE 3 - GOING CONCERN

Wishart has negative working capital, recurring losses and has a deficit accumulated during the development stage of $113,600 as of February 28, 2010.  Wishart's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Wishart has no current source of revenue. Without realization of additional capital, it would be unlikely for Wishart to continue as a going concern.  Wishart's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2010

NOTE 4 – INCOME TAXES

For the periods ended February 28, 2010, Wishart has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $113,600 at February 28, 2010, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$38,600
Valuation allowance	(38,600)
Net deferred tax asset	$-

NOTE 5 – COMMON STOCK

At inception, Wishart issued 2,000,000 shares of stock for $20,000 cash.

During the period ended November 2007, Wishart issued 515,000 shares of stock for $41,200 cash.

On November 24, 2008, the company’s shareholder and board of directors approved a forward split of the common stock on the basis of 31.229774 shares for each share issued and outstanding.  There are now 78,542,870 shares of $ .000032 par value common stock issued and outstanding.  In addition, the authorized shares of common stock increased from 50,000,000 to 100,000,000.  These changes became effective on December 5, 2008.

During the year ended November 30, 2009, expenses were paid totaling $ 7,500 by an investor and have been recorded as contributed capital.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended February 28, 2010, rent and utilities expenses of $1,639 (2009-$1,639) and management fees of $417 (2009- $417) were paid to the director of Wishart.

The advances from director represent amounts used for working capital and are non-interest bearing, due on demand and have no specified terms of repayment.

WISHART ENTERPRISES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2010

NOTE 7 – COMMITMENTS

Wishart neither owns nor leases any real or personal property.  Our officer has provided rent and utilities to the company at a cost of $690 per month and management services at a cost of $140 per month.  The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2010 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three months ended February 28, 2010 and February 28, 2009 and Period from December 13, 2006 (Date of Inception) until February 28, 2010

We generated no revenue for the period from December 13, 2006 (Date of Inception) until February 28, 2010.

Our operating expenses were $8,711and $8,348 for the three months ending February 28, 2010 and 2009.  Our primary operating expenses for the three months ending February 28, 2010 were filing and registration fees of $3,600, professional fees of $2,500 and rent and utilities of $1,639.  Our primary operating expenses for the three months ended February 28, 2009 were professional fees of $5,505 and rent and utilities of $1,639.

Our operating expenses were $113,600 for the period from December 13, 2006 (Inception) to February 28, 2010.  Our operating expenses for the period from December 13, 2006 (Inception) to February 28, 2010 were primarily related to professional fees in the amount of $53,482, rent and utilities in the amount of $20,349 and filing and registration fees of $17,715.

We recorded a net loss of $8,711for the three months ended February 28, 2010, compared with $8,348 for the three months ended February 28, 2009. We recorded a net loss of $113,600 for the period from December 13, 2006 (Inception) to February 28, 2010.

Liquidity and Capital Resources

As of February 28, 2010, we had total current assets of $7,396, consisting entirely of cash in the amount of $3,286 and prepaid legal fees of $4,110. We had current liabilities in the amount of $52,757 as of February 28, 2010. Thus, we had a working capital deficit of $45,361 as of February 28, 2010.

Operating activities used $6,639 in cash for the period from December 13, 2006 (Date of Inception) until February 28, 2010. Our net loss of $8,711 was the primary reason for our negative operating cash, offset primarily by an increase in accounts payable and accrued liabilities of $1,976.  Financing activities during the period from December 13, 2006 (Date of Inception) until February 28, 2010 generated $7,438 in cash during the period, all attributable to director advances.

As of February 28, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have recurring losses and a deficit accumulated during the development stage of $113,600 as of February 28, 2010.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of February 28, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Barbara Lamb.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2010.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2010.

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

Wishart Enterprises Limited

Date:	April 14, 2010

By: /s/ Barbara Lamb Barbara Lamb Title: Chief Executive Officer and Director