Form 10-Q
period 2010-03-31
WISHART ENTERPRISES LTD
filed 2010-05-10
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-149197

Wishart Enterprises Limited
(Exact name of Registrant as specified in its charter)

Nevada	39-2068976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 Thames Valley Park Drive Reading, Berkshire RG6 1PT
(Address of principal executive offices)
(44) 118 380 0895
(Registrant’s telephone number)
#108-2940 Louise Street Saskatoon, Saskatchewan Canada
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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,740,733 common shares as of May 4, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited);
F-2	Statements of Operations (unaudited) for the three months ended March 31, 2010 and the period from November 16, 2009 (Date of Inception) to March 31, 2010;
F-3	Statement of Stockholders’ Deficit (unaudited) as of March 31, 2010
F-4	Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and the period from November 16, 2009 (Date of Inception) to March 31, 2010;
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

ASSETS	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Current Assets
Cash and cash equivalents	$7,065	$46,330
Stock subscription receivable	0	2
Total Current Assets	7,065	46,332

Other Assets
Intellectual property	500,000	0

Total Assets	$507,065	$46,332

LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities
Current Liabilities
Accrued expenses and interest	$11,066	$23,872
Shareholder loan	505	0
Note payable – current portion	190,000	0
Convertible note payable	75,000	50,000
Total Current Liabilities	276,571	73,872

Long – Term Liabilities
Note payable	300,000	0

Total Liabilities	576,571	73,872

Stockholder's Deficit
Common stock, par value $2; 1 share authorized, 1 share issued and outstanding	2	2
Cumulative translation adjustment	(474)	(3,577)
Deficit accumulated during the development stage	(69,034)	(23,965)
Total Stockholder's Deficit	(69,506)	(27,540)

Total Liabilities and Stockholder's Deficit	$507,065	$46,332

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO MARCH 31, 2010

	For the three months ended March 31, 2010	For the period from November 16, 2009 (Inception) to March 31, 2010

REVENUES	$0	$0

OPERATING EXPENSES
Professional fees	385	3,885
Consulting fees	36,828	56,985
General and administrative expenses	7,856	8,164

TOTAL OPERATING EXPENSES	45,069	69,034

NET LOSS FROM OPERATIONS	(45,069)	(69,034)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(45,069)	$(69,034)

NET LOSS PER SHARE: BASIC AND DILUTED	$(45,069)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO MARCH 31, 2010

	Common stock		Cumulative Translation	Deficit accumulated during the development
	Shares	Amount	Adjustment	Stage	Total

Inception, November 16, 2009	-	$-	$-	$-	$-

Shares issued to founder	1	2	-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-	(3,577)	(23,965)	(27,542)

Balance, December 31, 2009	1	2	(3,577)	(23,965)	(27,540)

Net loss and cumulative translation adjustment for the three months ended March 31, 2010	-	-	3,103	(45,069)	(41,966)

Balance, March 31, 2010	1	$2	$(474)	$(69,034)	$(69,506)

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO MARCH 31, 2010

	For the three months ended March 31, 2010	For the period from November 16, 2009 (Inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and cumulative translation adjustment for the period	$(45,069)	$(69,034)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable	4,812	0
Increase (decrease) in accrued expenses and interest	(12,806)	11,066
CASH FLOWS USED IN OPERATING ACTIVITIES	(53,063)	(57,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Cumulative translation adjustment	3,103	(474)
Acquisition of intellectual property	(10,000)	(10,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,897)	(10,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds collected from stock subscription receivable	2	2
Proceeds from shareholder loan	505	505
Proceeds from convertible note payable	25,000	75,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,507	75,507

NET INCREASE (DECREASE) IN CASH	(34,453)	7,065
Cash, beginning of period	41,518	0
Cash, end of period	7,065	$7,065

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS:
Stock issued for stock subscription receivable	$0	$2
Note issued for acquisition of intellectual property	$490,000	$490,000

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Vendum Batteries Limited (the "Company") was incorporated under the laws of the United Kingdom on November 16, 2009.  Vendum Batteries is an environmentally friendly mobile battery company with the sole focus on identifying, evaluating, acquiring, developing and partnering for the commercialization of proprietary eco-friendly power sources. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, “Development Stage Enterprises” (ASC 915-10).

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $69,034 as of March 31, 2010, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates and Assumptions
The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues and expenses  during  the  reporting  period. Actual results could differ from those estimates.

Foreign Currency Translation
The Company's functional currency is the Pound Sterling and its reporting currency is the United States dollar.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Income Taxes
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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2010.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended March 31, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

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

NOTE 4 – INTELLECTUAL PROPERTY

On January 4, 2010 the Company entered into an asset purchase agreement with Cornerstone Holdings Ltd. The Company agreed to purchase all intellectual property from the seller for total proceeds of $500,000.  The Company paid a $10,000 deposit on January 6, 2010.  The remaining $490,000 is to be paid in varying installments over the next 21 months.  The rights, title and interest of the intellectual property was transferred to the Company on the date of the first $10,000 payment.

In the event the Company fails to pay according to the terms of the agreement, the seller can elect to convert the remaining balance due into restricted common shares of the Company based on the fair market value of the stock.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at:

	March 31, 2010	December 31, 2009
Accounting fees	$372	$3,500
Interest	2,063	345
Consulting fees	8,631	20,027
Total accrued expenses and interest	$11,066	$23,872

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On December 10, 2009, a related party issued the company a 12% convertible note payable of $50,000. Interest will accrue beginning from the date of the loan however no interest is due until the loan comes due on December 10, 2010.

On March 3, 2010 another $25,000 was loaned to the company under the same terms as the original loan.  Accrued interest payable related to the above loans totaled $2,063 and $345 at March 31, 2010 and December 31, 2009, respectively.

The loans may be converted into the Company’s common stock at any point during the term of the loan by the note holder. The number of shares to be issued will be determined by the fair market value of the common stock on the date of the conversion. If fair market value is not determinable at the conversion date the stock will be converted based on the lesser of either the share price of the last private offering or the thirty day average of the Company’s stock in the event a public listing has taken place.

The balance of the convertible notes as of March 31, 2010 and December 31, 2009 was $75,000 and $50,000, respectively.

NOTE 7 – COMMON STOCK

The authorized capital of the Company is 1 common share with a par value of $2 per share.

On November 17, 2009, the Company issued 1 share of common stock for total proceeds of $2.  As of December 31, 2009 the proceeds had not been collected. The funds for the stock were deposited into the company bank account on March 4, 2010.

There was 1 share of common stock issued and outstanding as of March 31, 2010.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has entered into two consulting agreements as of March 31, 2010. The following are minimum annual payments due under those agreements:

March 31, 2011	$100,000
2012	0
2013	0
2014	0
2015	0

NOTE 9 – INCOME TAXES

As of March 31, 2010, the Company had net operating loss carry forwards of approximately $69,034 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Corporation tax in the United Kingdom consists of the following:

	March 31, 2010	December 31, 2009
Refundable Corporation income tax attributable to:
Current Operations	$9,464	$5,033
Less: valuation allowance	(9,464)	(5,033)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$14,497	$5,033
Less: valuation allowance	(14,497)	(5,033)
Net deferred tax asset	$0	$0

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 28, 2010.

On May 3, 2010, the Company entered into a Share Exchange Agreement with Wishart Enterprises Limited. In connection with the closing of this transaction, all of the issued and outstanding shares of the Company were acquired by Wishart Enterprises Limited.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

In addition, pursuant to the terms and conditions of the Share Exchange:

▪
The sole shareholder of all of the capital stock of the Company immediately prior to the closing of the Acquisition exchanged his shares into 607,594 shares of Wishart Enterprises Limited common stock.

▪	The debt holders of the Company converted all of their debt in the Company into 19,049,809 shares of Wishart common stock. The shareholder loan was paid back prior to this conversion.

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

Overview

On May 3, 2010, we entered into a Share Exchange Agreement (“Share Exchange”) with Vendum Batteries Limited, a company organized under the laws of the United Kingdom (“VBL”), whereby we acquired all of the issued and outstanding common stock of VBL.  We intend to change our name in the near future to Vendum Batteries Ltd. (“Vendum Limited”) as well as forward-split our common stock.

In consequence of entering into the Share Exchange, we have determined to pursue the business plan of VBL. We are now in the business of developing an innovative new cellulose-based power source.

Our Business

VBL was incorporated in the United Kingdom November 16, 2009, under the name Vendum Batteries Ltd.  Vendum Batteries Limited is developing an innovative new cellulose-based power source that will revolutionize the automotive and aeronautical industries when it is brought to market.

This revolutionary battery is entirely biodegradable, as it is primarily composed of cellulose and uses none of the toxic elements used in traditional batteries, such as mercury, lead, chromium, or cadmium.

Using the cutting edge Carbon Nanotube Technology (CNT), we hope this non-toxic power source will, in the future, be capable of providing higher power output for much longer periods of time.  The batteries have the potential to be small and light-weight, therefore it will be possible to revolutionize human implant technology for those found in pacemakers and cochlear implants.

Similarly, Vendum Limited is aiming in the future to power mobile phones, PDA’s, iPods, music players, games consoles, laptops and the like. Also home appliances such as power tools, all kinds of toys, watches, cameras, toothbrushes and electric razors can be powered by the Vendum Limited batteries. Finally, these batteries could be used in power surveying instruments, flashlights, CCTV cameras, roadwork lighting and signs, gift cards, and even clothing and books. In the long term, however, we hope that Vendum Limited will help transform the automotive and aeronautical industry forever.

Results of Operations for the three months ended March 31, 2010 and December 31, 2009

We generated no revenue for the period from November 16, 2009 (Date of Inception) until March 31, 2010.

Our operating expenses were $45,069 for the three months ending March 31, 2010.  Our primary operating expenses for the three months ending March 31, 2010 were consulting fees of $36,828, professional fees of $385 and general and administrative expenses of $7,856.

Our operating expenses were $69,034 for the period from November 16, 2009 (Inception) to March 31, 2010.  Our operating expenses for the period from November 16, 2009 (Inception) to March 31, 2010 were primarily related to consulting fees of $56,985, professional fees of $3,885 and general and administrative expenses of $8,164.

We recorded a net loss of $45,069 for the three months ended March 31, 2010.  We recorded a net loss of $69,034 for the period from November 16, 2009 (Inception) to March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $7,065, consisting entirely of cash in the amount of $7,065.  We had current liabilities in the amount of $276,571 as of March 31, 2010. Thus, we had a working capital deficit of $269,506 as of March 31, 2010.

Operating activities used $57,968 in cash for the period from November 16, 2009 (Date of Inception) until March 31, 2010. Our net loss of $69,034 was the primary reason for our negative operating cash, offset primarily by an increase in accrued expenses and interest of $11,066. Investing activities used $10,474 for the period from November 16, 2009 (Date of Inception) until March 31, 2010. Financing activities during the period from November 16, 2009 (Date of Inception) until March 31, 2010 generated $75,507 in cash during the period, primarily attributable to a convertible note.

As of March 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which August be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have recurring losses and has a deficit accumulated during the development stage of $69,034 as of March 31, 2010.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Fraser Cottington.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Share Exchange, the previous shareholder of VDL received 607,594 shares of our common stock and the debt holders received 19,049,809 shares of our common stock. All of the shares of our common stock which were issued to the former shareholder and debt holders of VDL on as of the effective date of the Share Exchange were done so in reliance on the exemption from registration afforded by Regulation S of the Securities Act.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

In consequence of the Share Exchange Agreement we entered into on May 3, 2010, which is fully described in Item 2.01 of the Current Report on Form 8-K we filed on May 4, 2010, we believe that we are not a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

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

Wishart Enterprises Limited

Date:	May 10, 2010

By: /s/ Fraser Cottington Fraser Cottington Title: Chief Executive Officer and Director