Form 10-Q
period 2010-06-30
VENDUM BATTERIES INC.
filed 2010-08-16
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-149197

Vendum Batteries Inc.
(Exact name of registrant as specified in its charter)

Nevada	39-2068976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 Thames Valley Park Drive , Reading, Berkshire RG6 1PT
(Address of principal executive offices)

+44 118 380 0895
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,999,993 common shares as  of July 26, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited);
F-2	Statements of Operations for the three and six months ended June 30, 2010 and for the Period from November 16, 2009 (Date of Inception) to June 30, 2010 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) as of June 30, 2010 (unaudited);
F-4	Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and for the Period from November 16, 2009 (Date of Inception) to June 30, 2010; and
F-5	Notes to Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Current Assets
Cash and cash equivalents	$2,910	$46,330
Stock subscription receivable	0	2
Total Current Assets	2,910	46,332

Other Assets
Intellectual property	500,000	0

Total Assets	$502,910	$46,332

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$44,834	$23,872
Shareholder loan	505	0
Convertible note payable – related party	25,000	50,000
Total Current Liabilities	70,339	73,872

Total Liabilities	70,339	73,872

Stockholders’ Equity (Deficit)
Common stock, par value $.001; 150,000,000 shares authorized, 99,999,993 shares issued and outstanding (December 31, 2009 – par value $ 2, 1 share authorized, 1 share issued and outstanding)	100,000	2
Additional paid in capital	465,002	0
Cumulative translation adjustment	(2,256)	(3,577)
Deficit accumulated during the development stage	(130,175)	(23,965)
Total Stockholders’ Equity (Deficit)	432,571	(27,540)

Total Liabilities and Stockholders’ Equity (Deficit)	$502,910	$46,332

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO JUNE 30, 2010

	For the three months ended June 30, 2010	For the six months ended June 30, 2010	For the period from November 16, 2009 (Inception) to June 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	8,919	9,304	12,804
Consulting fees	44,038	80,866	101,023
General and administrative expenses	8,184	16,040	16,348

TOTAL OPERATING EXPENSES	61,141	106,210	130,175

NET LOSS FROM OPERATIONS	(61,141)	(106,210)	(130,175)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(61,141)	$(106,210)	$(130,175)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	64,835,162	32,596,685

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO JUNE 30, 2010

	Common stock		Additional Paid in	Cumulative Translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total

Inception, November 16, 2009	-	$-	$-	$-	$-	$-

Shares issued to founder	1	2	-	-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-	-	(3,577)	(23,965)	(27,542)

Balance, December 31, 2009	1	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(1)	(2)	2			0

Shares issued on recapitalization	79,150,463	79,150	(79,150)	-	-	0

Shares cancelled by founder	(62,459,540)	(62,459)	62,459	-	-	0

Shares issued for debt	19,049,809	19,050	545,950	-	-	565,000

Effect of 2.7979 forward stock split	64,259,261	64,259	(64,259)	-	-	0

Net loss and cumulative translation adjustment for the six months ended June 30, 2010	-	-	-	1,321	(106,210)	(104,889)

Balance, June 30, 2010	99,999,993	$100,000	$465,002	$(2,256)	$(130,175)	$432,571

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO JUNE 30, 2010

	For the six months ended June 30, 2010	For the period from November 16, 2009 (Inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and cumulative translation adjustment for the period	$(106,210)	$(130,175)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable	4,812	0
Increase in accrued expenses	20,962	44,834
CASH FLOWS USED IN OPERATING ACTIVITIES	(80,436)	(85,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Cumulative translation adjustment	1,321	(2,256)
Acquisition of intellectual property	(10,000)	(10,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(8,679)	(12,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds collected from stock subscription receivable	2	2
Proceeds from shareholder loan	505	505
Proceeds from convertible note payable	50,000	100,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	50,507	100,507

NET INCREASE (DECREASE) IN CASH	(38,608)	2,910
Cash, beginning of period	41,518	0
Cash, end of period	$2,910	$2,910

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for stock subscription receivable	$0	$2
Note issued for acquisition of intellectual property	$490,000	$490,000
Shares issued for debt	$595,000	$595,000

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

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

As further described in Note 7, the Company closed a share exchange transaction effective May 3, 2010 with the shareholders of Vendum Batteries Limited (“Vendum”). This share exchange transaction constituted a reverse merger and a recapitalization of Vendum.  In conjunction with this reverse merger, the historical accounts of Vendum become the historical accounts of Wishart for accounting purposes and, in conjunction therewith, Wishart changed its fiscal year-end to December 31 to coincide with the historical year-end of Vendum.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $130,175 as of June 30, 2010, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2010.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended June 30, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. As of June 30, 2010, the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – INTELLECTUAL PROPERTY

On January 4, 2010 the Company entered into an asset purchase agreement with Cornerstone Holdings Ltd. The Company agreed to purchase all intellectual property from the seller for total proceeds of $500,000.  The Company paid a $10,000 deposit on January 6, 2010.  The remaining $490,000 is to be paid in varying installments over the next 21 months.  The rights, title and interest of the intellectual property was transferred to the Company on the date of the first $10,000 payment. On May 3, 2010, the remaining $490,000 outstanding was converted into 16,637,309 shares of common stock of the Company.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2010	December 31, 2009
Accounting fees	$1,500	$3,500
Interest	4,688	345
Consulting fees	38,098	20,027
General and administrative	548	0
Total accrued expenses	$44,834	$23,872

NOTE 6 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On December 10, 2009, the Company issued a 12% convertible note payable of $50,000 to a related party. Interest will accrue beginning from the date of the loan however no interest is due until the loan comes due on December 10, 2010.

On March 3, 2010 another $25,000 was loaned to the company under the same terms as the original loan.

On May 3, 2010, the convertible loans of $ 75,000 were converted into 2,412,500 common shares.

On May 10, 2010, the Company issued a 12% convertible note payable of $ 25,000 to a related party due May 18, 2011.

Accrued interest payable related to the above loans totaled $2,063 and $345 at June 30, 2010 and December 31, 2009, respectively.

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

In a share exchange transaction that closed on May 3, 2010, Wishart acquired all the issued and outstanding shares of Vendum Batteries Limited through the issue of 607,594 shares of Wishart. The Company treated the purchase of Vendum Batteries Limited as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text. Accordingly, these transactions are recorded as capital transactions in substance rather than business combinations.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7 – COMMON STOCK (CONTINUED)

Therefore, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of Wishart, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization.

For accounting purposes, Vendum is considered the acquirer in the reverse acquisition.  The historical financial statements are those of Vendum consolidated with the parent, Wishart Enterprises, Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

NOTE 8 – INCOME TAXES

As of June 30, 2010, the Company had net operating loss carry forwards of approximately $130,175 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following:

	June 30, 2010	December 31, 2009
Refundable Corporation income tax attributable to:
Current Operations	$36,000	$5,033
Less: valuation allowance	(36,000)	(5,033)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$41,033	$5,033
Less: valuation allowance	(41,033)	(5,033)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $130,175 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company has entered into two consulting agreements as of June 30, 2010. The following are minimum annual payments due under those agreements:

June 30, 2011	$85,000

NOTE 10 – SUBSEQUENT EVENTS

On July 26, 2010, the Company issued a 12% convertible note payable of $50,000 to a related party. Interest will accrue beginning from the date of the loan however no interest is due until the loan comes due on July 27, 2011.

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to June 30, 2010 through August 12, 2010 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Overview

On May 3, 2010, we entered into a Share Exchange Agreement (“Share Exchange”) with Vendum Batteries Limited, a company organized under the laws of the United Kingdom (“VBL”), whereby we acquired all of the issued and outstanding common stock of VBL.  On May 17, 2010, we changed our name to Vendum Batteries Inc. and forward-split our common stock 2.797928067116027 to one.

In consequence of entering into the Share Exchange and the corporate actions described above, we have determined to pursue the business plan of VBL. We are now in the business of developing an innovative new cellulose-based power source.

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

Similarly, we are aiming in the future to power mobile phones, PDA’s, iPods, music players, games consoles, laptops and the like. Also home appliances such as power tools, all kinds of toys, watches, cameras, toothbrushes and electric razors can be powered by our batteries. Finally, these batteries could be used in power surveying instruments, flashlights, CCTV cameras, roadwork lighting and signs, gift cards, and even clothing and books. In the long term, however, we hope that we will help transform the automotive and aeronautical industry forever.

During the current reporting period, we entered into a memorandum of understanding with Thomas Swan, a leading nano-material company. It is our intention to enter into a long-term supply agreement whereby Thomas Swan will provide us with R&D and production quantities of carbon nanotubes at a preferential price in return for exclusivity of supply. As of the date of this report, a final agreement has not been reached.

Results of Operations for the three and six months ended June 30, 2010 and 2009 and for the Period from November 16, 2009 (Date of Inception) to June 30, 2010

We generated no revenue for the period from November 16, 2009 (Date of Inception) until June 30, 2010. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern.  If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses were $61,141 for the three months ending June 30, 2010.  Our primary operating expenses for the three months ending June 30, 2010 were consulting fees of $44,038, professional fees of $8,919 and general and administrative expenses of $8,184.

Our operating expenses were $106,210 for the six months ending June 30, 2010.  Our primary operating expenses for the six months ending June 30, 2010 were consulting fees of $80,866, professional fees of $9,304 and general and administrative expenses of $16,040.

Our operating expenses were $130,175 for the period from November 16, 2009 (Inception) to June 30, 2010.  Our operating expenses for the period from November 16, 2009 (Inception) to June 30, 2010 were primarily related to consulting fees of $101,023, professional fees of $12,804 and general and administrative expenses of $16,348.

We recorded a net loss of $61,141 for the three months ended June 30, 2010.  We recorded a net loss of $106,210 for the six months ended June 30, 2010.  We recorded a net loss of $130,175 for the period from November 16, 2009 (Inception) to June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $2,910, consisting entirely of cash, and total assets in the amount of $502,910.  We had current liabilities in the amount of $70,339 as of June 30, 2010. Thus, we had a working capital deficit of $67,429 as of June 30, 2010.

Operating activities used $85,341 in cash for the period from November 16, 2009 (Date of Inception) until June 30, 2010. Our net loss of $130,175 was the primary reason for our negative operating cash, offset primarily by an increase in accrued expenses of $44,834. Investing activities used $12,256 for the period from November 16, 2009 (Date of Inception) until June 30, 2010. Financing activities during the period from November 16, 2009 (Date of Inception) until June 30, 2010 generated $100,507 in cash during the period, primarily attributable to proceeds from convertible notes.

Recently, we were able to secure two loans to help finance our company.  On May 18, 2010, we issued a convertible promissory note, in the principal amount of $25,000, to Murrayfield Limited. Murrayfield Limited is a shareholder of our company. On July 26, 2010, we issued a convertible promissory note, in the principal amount of $50,000, to Paramount Trading Company Inc.. The notes accrue interest at 12% per annum and are convertible into shares of our common stock.

Notwithstanding our recent acquisition of financing, however, as of June 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which August be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have recurring losses and has a deficit accumulated during the development stage of $130,175 as of June 30, 2010.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.  Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Fraser Cottington.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010.

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

On May 17, 2010, we forward-split our common stock 2.797928067116027 to one.

On June 7, 2010, we entered into an Advisory Board Member Agreement (the “Agremeent”) with Peter J. Skabara.  Per the terms of the Agreement, Mr. Skabara shall serve for a period of 12 months as an advisor to our company for technical issues with our battery products, and other advisory services as determined from time to time by the Board of Directors.

As consideration for the Agreement, Mr. Skabara will receive a one-time payment of 0.5% shares of our common stock and a monthly retainer fee of $2230.00.

On May 3, 2010, convertible loans of $ 75,000 were converted into 2,412,500 common shares.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved.

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

Vendum Batteries Inc.

Date:	August 16, 2010

By: /s/ Fraser Cottington Fraser Cottington Title: Chief Executive Officer and Director