Form 10-Q
period 2010-09-30
VENDUM BATTERIES INC.
filed 2010-11-18
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,999,993 common shares as  of September 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and for the Period from November 16, 2009 (Date of Inception) to September 30, 2010 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) as of September 30, 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and for the Period from November 16, 2009 (Date of Inception) to September 30, 2010; and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009
Current Assets
Cash and cash equivalents	$5,801	$46,330
Stock subscription receivable	0	2
Total Current Assets	5,801	46,332

Other Assets
Intellectual property	500,000	0

Total Assets	$505,801	$46,332

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$75,029	$23,872
Shareholder loan	505	0
Convertible note payable – related party	75,000	50,000
Total Current Liabilities	150,534	73,872

Total Liabilities	150,534	73,872

Stockholders’ Equity (Deficit)
Common stock, par value $.001; 150,000,000 shares authorized, 99,999,993 shares issued and outstanding (December 31, 2009 – par value $ 2, 1 share authorized, 1 share issued and outstanding)	100,000	2
Additional paid in capital	465,002	0
Cumulative translation adjustment	(2,134)	(3,577)
Deficit accumulated during the development stage	(207,601)	(23,965)
Total Stockholders’ Equity (Deficit)	355,267	(27,540)

Total Liabilities and Stockholders’ Equity (Deficit)	$505,801	$46,332

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010	For the period from November 16, 2009 (Inception) to September 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	12,550	21,854	25,354
Consulting fees	54,289	135,155	155,312
General and administrative expenses	10,587	26,627	26,935

TOTAL OPERATING EXPENSES	77,426	183,636	207,601

NET LOSS FROM OPERATIONS	(77,426)	(183,636)	(207,601)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(77,426)	$(183,636)	$(207,601)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	99,999,993	55,555,552

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

	Common stock		Additional Paid in	Cumulative Translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total

Inception, November 16, 2009	-	$-	$-	$-	$-	$-

Shares issued to founder	1	2	-	-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-	-	(3,577)	(23,965)	(27,542)

Balance, December 31, 2009	1	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(1)	(2)	2			0

Shares issued on recapitalization	79,150,463	79,150	(79,150)	-	-	0

Shares cancelled by founder	(62,459,540)	(62,459)	62,459	-	-	0

Shares issued for debt	19,049,809	19,050	545,950	-	-	565,000

Effect of 2.7979 forward stock split	64,259,261	64,259	(64,259)	-	-	0

Net loss and cumulative translation adjustment for the nine months ended September 30, 2010	-	-	-	1,443	(183,636)	(182,193)

Balance, September 30, 2010	99,999,993	$100,000	$465,002	$(2,134)	$(207,601)	$355,267

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

	For the Nine months ended September 30, 2010	For the period from November 16, 2009 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and cumulative translation adjustment for the period	$(183,636)	$(207,601)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable	4,812	0
Increase in accrued expenses and interest	51,157	75,029
CASH FLOWS USED IN OPERATING ACTIVITIES	(127,667)	(132,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Cumulative translation adjustment	1,443	(2,134)
Acquisition of intellectual property	(10,000)	(10,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(8,557)	(12,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds collected from stock subscription receivable	2	2
Proceeds from shareholder loan	505	505
Proceeds from convertible note payable	100,000	150,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	100,507	150,507

NET INCREASE (DECREASE) IN CASH	(35,717)	5,801
Cash, beginning of period	41,518	0
Cash, end of period	5,801	$5,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for stock subscription receivable	$0	$2
Note issued for acquisition of intellectual property	$490,000	$490,000
Shares issued for debt	$595,000	$595,000

See accompanying notes to financial statements.

VENDUM BATTERIES LIMITED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $207,607 as of September 30, 2010, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Principles of Consolidation
All significant inter-company accounts and transactions have been eliminated in consolidation.

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

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended September 30, 2010.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. As of September 30, 2010, the Company has not issued any stock-based payments to its employees.

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

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2010	December 31, 2009
Accounting and legal fees	$2,630	$3,500
Interest	6,438	345
Consulting fees	65,382	20,027
General and administrative	579	0
Total accrued expenses	$75,029	$23,872

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

Accrued interest payable related to the above loans totaled $6,093 and $345 at September 30, 2010 and December 31, 2009, respectively.

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

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 7 – COMMON STOCK (CONTINUED

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

NOTE 8 – INCOME TAXES

As of September 30, 2010, the Company had net operating loss carry forwards of approximately $207,600 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following:

	September 30, 2010	December 31, 2009
Corporation income tax benefit attributable to:
Current Operations	$62,000	$5,033
Less: valuation allowance	(62,000)	(5,033)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$67,033	$5,033
Less: valuation allowance	(67,033)	(5,033)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $207,600 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

VENDUM BATTERIES LIMITED
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The Company has entered into a consulting agreement with a director of the company which calls for monthly consulting payments of $ 2,380 until June 30, 2011.  During the period ended September 30, 2010, payments of $ 4,760 to a director were recorded in the financial statements.  Included in accounts payable is $ 4,760 due to a director.

The Company has entered into two consulting agreements as of September 30, 2010. The following are minimum annual payments due under those agreements:

September 30, 2011	$70,000

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to September 30, 2010 through November 4, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Overview

We operate through our wholly-owned subsidiary, Vendum Batteries Limited, a company organized under the laws of the United Kingdom (“VBL”).  VBL is currently carrying out R&D to consider a range of applications, but also to investigate and characterise the other properties that the cellulose and Carbon Nanotube Technology (“CNT”) composite material can be applied in.

Using the cutting edge CNT, we are investing in R&D and hope that our findings are that this non-toxic power source will, in the future, be capable of providing higher power output for much longer periods of time.  The batteries have the potential to be small and light-weight, therefore it will be possible to revolutionize human implant technology for those found in pacemakers and cochlear implants.

We carry out our R&D through a consultant.  As of the date of this report, we have identified the following: potential competitors in our space; a technology report of related battery technologies; and potential facilities making prototypes of our products.  Based on our research thus far, we believe that we are six months away from commencing pre production prototype batteries.  We hope to rent a laboratory in Cambridge, UK by January 2011 to further our business plan.  However, we are going to need additional funds to commence these activities.

If our findings are as expected, Vendum will be able to look at commercial applications for cellulose paper based Electro Active Paper and paper supercapacitor applications as well as developing an innovative new cellulose paper based power source that will have its part to play in the clean energy storage market, ideally aimed at revolutionizing the way we power the automotive and mobile industries.

Whether a battery, supercapacitor, sensor, or actuator, this revolutionary material is entirely biodegradable, as it is primarily composed of cellulose and uses none of the toxic elements used in traditional batteries, such as mercury, lead, chromium, or cadmium.

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

During the previous reporting period, we entered into a memorandum of understanding with Thomas Swan, a leading nano-material company. While no formal long-term supply agreement has been agreed with Thomas Swan, we do expect to develop this and other CNT supplier relationships, both to provide us with R&D and production quantities of carbon Nanotubes, but hopefully to obtain exclusive supplier relationships for both sides of the Atlantic.

Results of Operations for the three and nine months ended September 30, 2010 and 2009 and for the Period from November 16, 2009 (Date of Inception) to September 30, 2010

We do not have comparative financial data as we were only formed in November of 2009.

We generated no revenue for the period from November 16, 2009 (Date of Inception) until September 30, 2010. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern.  If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses were $77,426 for the three months ending September 30, 2010.  Our primary operating expenses for the three months ending September 30, 2010 were consulting fees of $54,289, the majority of which were paid to our CEO Fraser Cottington.  A portion of those fees, roughly $12,550, were paid to Dr. Bojan Boskovic for his consulting efforts, which  have been crucial in guiding us in what competition exists in our IP space and how best to direct our R&D investments, when we have sufficient funding to move forward. There are also general and administrative expenses of $10,587.

Our operating expenses were $183,636 for the nine months ending September 30, 2010.  Our primary operating expenses for the nine months ending September 30, 2010 were consulting fees of $135,155, professional fees of $21,854 and general and administrative expenses of $26,627.

Our operating expenses were $207,601 for the period from November 16, 2009 (Inception) to September 30, 2010.  Our operating expenses for the period from November 16, 2009 (Inception) to September 30, 2010 were primarily related to consulting fees of $155,312, professional fees of $25,354 and general and administrative expenses of $26,935.

We recorded a net loss of $77,426 for the three months ended September 30, 2010.  We recorded a net loss of $183,636 for the nine months ended September 30, 2010.  We recorded a net loss of $207,601 for the period from November 16, 2009 (Inception) to September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $5,801, consisting entirely of cash, and total assets in the amount of $505,801.  We had current liabilities in the amount of $150,534 as of September 30, 2010. Thus, we had a working capital deficit of $144,733 as of September 30, 2010.

Operating activities used $132,572 in cash for the period from November 16, 2009 (Date of Inception) until September 30, 2010. Our net loss of $207,601 was the sole reason for our negative operating cash, offset by an increase in accrued expenses and interest of $75,029. Investing activities used $12,134 for the period from November 16, 2009 (Date of Inception) until September 30, 2010 largely for the acquisition of intellectual property. Financing activities during the period from November 16, 2009 (Date of Inception) until September 30, 2010 generated $150,507 in cash during the period, primarily attributable to proceeds from convertible notes.

Recently, we were able to secure two loans to help finance our company.  On May 18, 2010, we issued a convertible promissory note, in the principal amount of $25,000, to Murrayfield Limited. Murrayfield Limited is a shareholder of our company. On July 26, 2010, we issued a convertible promissory note, in the principal amount of $50,000, to Paramount Trading Company Inc. The notes accrue interest at 12% per annum and are convertible into shares of our common stock.

Notwithstanding our recent acquisition of financing, however, as of September 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which August be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have a working capital deficit, and have incurred losses since inception resulting in an accumulated deficit of $207,601 as of September 30, 2010, and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Fraser Cottington.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010.

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

As consideration for the Agreement, Mr. Skabara will receive a one-time payment of 0.5% shares of our common stock and a monthly retainer fee of $2,230.00.

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

Vendum Batteries Inc.

Date:	November 16, 2010

By: /s/ Frazer Cottington Fraser Cottington Title: Chief Executive Officer and Director