Form 10-K
period 2010-12-31
VENDUM BATTERIES INC.
filed 2011-03-31
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-149197

Vendum Batteries, Inc.
(Exact name of registrant as specified in its charter)

Nevada	39-2068976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Thames Valley Park Drive , Reading, Berkshire	RG6 1PT
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: +44 118 380 0895

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Unavailable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  500,499,965 shares as of February 2, 2011

 PART I
Item 1.   Business

Company Overview

On May 3, 2010, we entered into the Share Exchange with Vendum Batteries Limited (“VDL”) whereby we acquired all of the issued and outstanding common stock of VDL.  We changed our name to Vendum Batteries Inc. as well as forward-split our common stock.

In consequence of entering into the Share Exchange, we are now in the business of developing an innovative new cellulose-based power source.

Our Business

We are developing an innovative new cellulose-based power source that will revolutionize the automotive and aeronautical industries when it is brought to market.

This revolutionary battery is entirely biodegradable, as it is primarily composed of cellulose and uses none of the toxic elements used in traditional batteries, such as mercury, lead, chromium, or cadmium.

Using the cutting edge Carbon Nanotube (CNT), we hope this non-toxic power source will, in the future, be capable of providing higher power output for much longer periods of time.  The batteries have the potential to be small and light-weight, therefore should be possible to revolutionize human implant technology for those found in pacemakers and cochlear implants.

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

The properties that CNT brings to batteries and the expertise of our scientists mean that we can explore and potentially develop paper based supercapacitor technology, used in devices requiring a surge of power, like flashes for camera and now in Smart Phones, but many industries could be impacted if our research expectations can be met.

For 2011, further R&D will be carried out during the pre production prototype stage, and this will be done to ascertain the thermal conductive and field emission display properties of CNT based composite materials that have been observed by other scientists and university studies.

For 2012, we hope to be able to diversify our business into cellulose paper based electronic display materials, for smart packaging, or for paper based sensors and actuators for various industries, including the healthcare industry.

Research into the thermal conductive properties of cellulose and CNT materials may offer exciting new ways of developing smart materials that capture body heat and release it when required. The applications in professional sports and military clothing could be considerable and even the construction industry could benefit in numbers of ways, if we are able to create materials for insulation, heat capture and even energy generation.

Principal Products and Services

From inception, our business model has been to sell licences to use our intellectual property to produce and develop “green” and “non-toxic” paper battery technology. These will be sold through distributors, EOM’s and developing manufacturer relationships to further develop a market driven product range and at the same time gradually increasing power capability.  We have started by formulating relationships with research institutes and universities where we can fund research & development with some of the most knowledgeable technical specialists across Europe and North America.

The Vendum paper battery is designed to use a paper-thin sheet of cellulose infused with aligned CNT. The nanotubes act as electrodes, allowing the storage devices to conduct electricity. The battery will currently provide a low, steady power output, as well as a super capacitor’s quick burst of energy. While a conventional battery contains a number of separate components, the paper battery integrates all of the battery components in a single structure, making it more energy efficient and light-weight.

Our batteries are unique in the following ways:

1.	Nanotechnology. Our batteries are a paper-thin sheet of cellulose infused with aligned carbon nanotubes that act as electricity conducting electrodes.

2.
Ecological.  Our batteries contain no mercury, lead, chromium, cadmium or other heavy metals that are found in today’s batteries and no ozone-depleting solvents are used in production.  They are 90% composed of cellulose which is the same plant cell used in paper products.

3.
Temperature resistant.  The lack of water content in our batteries allow it to function in temperatures up to 300°F and down to 100°F below zero because it is biocompatible.  It will eventually be capable of powering a small device such as a pacemaker or cochlear implant without introducing any harsh chemicals into the body.  Early indications show that with further development, the paper battery could be energized by the electrolyte emitted from one's own blood or body sweat.

4.
Flexible.  The device can be rolled, twisted, folded, or cut into any number of shapes with no loss of mechanical integrity or efficiency.  As development progresses, the paper batteries will be stackable to boost the total power output.  When power output grows, the paper battery will be mouldable into different shapes which would enable important new engineering innovations.

5.
Better alternative.  Our batteries will provide a low, steady power output, as well as have a super-capacitor’s quick burst of energy.  In comparison, while a conventional battery contains a number of separate components our batteries integrate all of the battery components in a single structure making it more energy efficient and light-weight.

Distribution Methods and Marketing

We are a licensing and project management company and therefore will not at any point acquire manufacturing facilities. All work on product development and manufacturing will be outsourced.

We do not plan to manufacture the products, but rather connect the dots in a new market utilizing IP which we have filed and subsequently license with manufacturers and developers to bring the most cost effective product to the global market.

We believe that manufacturers of all types of commercial products - from microchips to cell phones, lawnmowers to automobiles, medical implants to cordless power tools - would benefit from battery technology with better performance that is lighter, smaller, cheaper, safer and greener, and we intend to deliver that technology.

We have set a global sales target to have a market share of 0.01%. This market share is a very conservative estimate as the general trend worldwide is toward green and eco-friendly technology.

While the United States is in the midst of an economic slowdown, for the consumer electronics market it's still a case of "go, gadget, go!" The appetite for electronic devices of all kinds is running rampant, spurring innovation in the battery market to meet the needs of high drain devices.

The Specialists in Business Information, SBI, estimates that the total U.S. battery market rose two percent over the 2006 level of $7.9 billion to $8.1 billion, and worldwide, personal battery use is a $63 billion dollar industry.

This is based on an SBI report which contains data and analysis describing the U.S. market for batteries, with a specific focus on general household use batteries sold at mass market and a secondary focus on consumer product use batteries such as those used in personal electronics.

The total market number, however, does consider the broader market for context, including commercial, medical, industrial, institutional and government applications. The report provides a market number for lead-acid batteries, but otherwise does not cover this type of battery manufacturing or marketing.

The report explores economic factors affecting battery manufacturing, trends driving battery use and product innovation, consumer penetration and demographics for general household use batteries, promotion and retail activity, and the competitive environment affecting domestic battery demands. The report also profiles major marketers, along with manufacturer strategies used to maximize growth.

Report data were obtained from government sources, trade associations and publications, business journals, company literature, investment reports and interviews with industry professionals. Statistics describing the value of shipments for batteries are derived from the U.S. Census Bureau’s Economic Census and Annual Survey of Manufactures, then augmented through estimates and forecasts by SBI.

In most cases, historical data are provided for 1997 through 2007, with forecast data for 2008 through 2012. Simmons Market Research Bureau’s fall 2007 survey, based on a nationwide sample of U.S. adults, provides the primary research data on consumer penetration and demographics related to household batteries.

We intend to fulfil our strategic goals by seeking to acquire under performing companies and those needing investment to further develop their products within the Carbon Nanotube (CNT) industry. We will seek in part acquire companies providing different ways to produce and develop the technologies that deliver a both a super capacitor and a battery using CNT technologies, as well as those companies and individuals that can provide technical expertise in further researching alternative Nano wire types and the use of polymers, so that we can stay ahead of the competition that has committed to one single technology. We will also look at printed battery technology, which is already produced by one of our competitors, as it looks as if it may become one of the simplest and cost effective CNT battery types to mass produce. The media takes an avid interest in this technology and any notable advances, and we intend to take full advantage of developments we can release to the media and further drive and increase the demand for power from CNT based batteries.

Finally, Vendum will attempt to locate a company that is both proficient at producing CNT’s and providing competitors with electronics quality CNT’s, so that we can minimise the need for raw CNT producers and associated costs to transport them to the battery production facility.

Management believes that the aggregated company will be able to achieve significant economies of scale, will be able to acquire further IP and percentages of companies, with excellent technical expertise who required additional funding to further develop the product capability, R&D and expand in to new markets.

Sources and Availability of Raw Materials and Principal Suppliers

Carbon nanotubes (CNTs) are very small; the diameter of a nanotube is on the order of one nano-meter, many times smaller than the width of a human hair, but up to several microns long. CNTs come in two principal forms, single-walled carbon nanotubes (SWCNT) and multi-walled (MWCNT). SWCNT are a one-atom-thick layer of graphite, called graphene, wrapped into a seamless cylinder with either open or closed ends and CNTs can be conducting or semi-conducting.

We will most likely use SWCNTs, which are available from established chemical companies around the world. The chemical companies we will source from will be experienced in producing consistent quality nanotubes intended for the electronics market, and so far we have identified the following potential suppliers: Nano-C in the U.S., Thomas Swan in the U.K., and Nanocyl in Belgium. All companies have demonstrated specialist capability in producing SWCNT for our purposes and offer expertise in use of CNT’s in other applications such as memory, clear conducting polymers for flat panel displays, should the company wish to diversify.

Nano-C is also experienced in Photovoltaic cells and this could be extremely useful as we develop batteries of both integrated technologies and Thomas Swan is rapidly expanding production of SWCNT's in the U.S.

Nanocyl
Nanocyl focuses its technology and know-how on the practical application of Carbon Nanotubes. They integrate Carbon Nanotubes into new and existing materials, resulting in the improved performance of polymers, metals, composites and biomaterials. They offer a host of high performance, Carbon Nanotubes-based products. For example, they produce synthetic materials and manufacture equipments for the automotive and electronic industries. Moreover, they are developing tailor-made solutions for the aeronautic, construction, sports, and marine industries.

Nanocyl is already one of the biggest producers of CNTs, and we believe it could easily provide high quantities for potential production partners looking at scaling up.

Nano-C
At Nano-C's core is an energy and environmentally efficient combustion-based process technology invented at MIT by Nano-C Founder and MIT Professor Emeritus, Jack B. Howard. Nano-C is the exclusive developer and owner of the advanced II-G technology which has enabled Nano-C to be a leader in the efficient production of high-quality fullerenic materials including C60, C70, C84 and fullerene black. Nano-C's II-G technology offers an order-of-magnitude improvement in performance when compared to its 1st-generation technology licensed to a Japanese company in 2001. With this same uniquely scalable combustion technology, Nano-C is ramping up the production of high-quality single-walled carbon nanotubes.

Thomas Swan Ltd
Thomas Swan is one of the largest family owned chemical companies in the UK. It was founded by “Tommy Swan” in 1926 and has been managed by four generations of the Swan family, and as such has been independent for over 80 years. Thomas Swan specialises in Performance and Speciality chemicals, has a turnover of ~£17M with 120 employees and has offices in the UK, USA and China. Between 2001 and 2004, in association with the University of Cambridge, Thomas Swan developed a manufacturing process for single and multi-wall carbon nanotubes. Further work with the University of Oxford focused on purification and dispersion of the nanotubes, and the product was launched under the Elicarb® brand name in April 2004. Thomas Swan’s role in the NECLASS project is to design, manufacture, purify and functionalise an ideal and optimised carbon nanotube for use as the catalyst support in fuel cells.

With R&D not yet completed, Vendum can select raw material suppliers of CNT’s locally in each country we operate and by keeping our options open, we will be able to make quick decisions on valuable new partnership opportunities as they arise.

Customers

Our strategy is clear in that no one customer shall give more that 20% of total net income, it is the view as an early adopter that the company shall spread the necessary risk and work across multi regions and customers. The market being still in the infancy it is, will expand rapidly and by using JITD we will be in a position to service a far wider market without incurring the associated costs, this is also why the company has chosen to work with more than one supplier and across three continents.

Competition and Market Overview

Our business model capitalizes on this paradigm shift in consumer focus on wanting more power, but at the same time being greener and will target the manufacturers directly for marketing opportunities, of every mobile device, gadget, toy, game console, tool, surveying instrument, torch, greeting card, toothbrush, road signs, watch, clock, camera, pace maker and many more.

Model

We have developed an innovative yet straight-forward business model that helps companies licence the use of our Intellectual Property.  We will be positioned to manage the manufacture and production of the client’s batteries. Any manufacturer can be approached and offered a bespoke service to their specific market needs and desires to innovate. The IP will be developed in parallel with production and nature with the consumer demand.

Objectives

On the tactical level we have set the following main objectives for its first three years of operation:

1.	To acquire the percentages of companies needed to fulfil our vision and mission.

2.	To improve the companies requiring investment, by co-developing new IP and making full use of their equipment, human resources and other assets.

3.	To create synergies between the companies that are part acquired, so that all companies work cohesively with Vendum.

4.	To constantly improve the power output of the product to increase the number and range of OEM’s and improve sales channels in the U.K., Europe, U.S. and Asia

The first objective requires significant work and is a prerequisite for the ensuing goals. At this stage, significant legal, accounting and advisory services are required, which will require cash & share options and an unimpeded cash flow. All acquisition targets will be scrutinized and will undergo thorough due diligence to uncover hidden issues, threats or benefits. Before this step, an intensive search process will take place, where potential acquisition targets will be narrowed down until there is a shortlist of companies that fit our description and that can then be evaluated.

The second phase will run parallel with the due diligence of the individual company, so that as soon as the acquisition is finalized the processes within the individual company can be improved and its assets can be utilized to the greatest extent. The technical expertise of the human resources each company has to offer will be vital and hugely valuable to Vendum and will be evaluated through interviews so that individual strengths can be determined. Vendum will appoint accountants and attorneys perform further due diligence and where possible employ consultant battery, materials and physics specialists to ensure a robust technical diligence is upheld and developed in house.

The third step involves assessing each acquired individual company’s IP and technical strengths, weaknesses and differences to ensure that Vendum gains an unparalleled technical expertise in CNT based battery production and R&D. As in the second phase, expertise will be borne from the same specialist technical consultants, other than where a company has valuable IP where we have no existing technical expertise.

The fourth objective will be driven directly by clients, whom we will be a mixture of existing and new clients, as we bring additional product offerings and increases of power output to them.

Patents and Intellectual Property

We have patent pending applications as described below

All Property is registered with the UK Intellectual Property Office (Patent and Trademark Office) at Concept House, Cardiff Road, Newport, South Wales, NP10 8QQ.

Patent #	Description
GB0912052.8	Cellulose based paper battery with integrated nanotubes.

FIELD OF THE INVENTION:
The present invention is directed to a paper battery engineered to use a paper-thin sheet of cellulose infused with aligned carbon nanotubes wherein the nanotubes act as electrodes; allowing the storage devices to conduct electricity.

BACKGROUND OF THE INVENTION:
The basic components of a battery are the electrodes with terminals to connect to an external circuit, a separator to keep the electrodes apart and prevent them from shorting, the electrolyte which carries the charged ions resulting from the chemical reactions taking place at the electrodes and a cover to contain the active chemicals and hold the electrodes in place.

The chemical reactions made use of in batteries involve oxidation and reduction reactions (redox reactions). There are two broad classes of batteries, i.e. liquid state batteries ("wet" batteries), in which the electrolyte is liquid or wet and solid state batteries ("dry batteries"), in which the electrolyte is in a solid state. All batteries utilize similar procedures to create electricity; however, variations in materials and construction have produced different types of batteries.

Batteries are often classified by the type of electrolyte used in their construction. There are three common classifications; acid, mildly acid, and alkaline. Different examples of electrolytes are acids, such as sulphuric acid, salts, such as ammonium chloride and zinc chloride, and alkalis, such as sodium hydroxide or potassium hydroxide. The electrolyte solution can e.g. contain ZnCl2 as a main ingredient as well as additive(s) as other ingredient(s), such as for example binder(s) in the Zinc/manganese dioxide battery. The additive(s) in the electrolyte solution comprises binder(s) in order to bind the electrode material particles to the electrode paste.

In addition to acid, mildly acid, and alkaline electrolytes, the electrolyte might be an organic solution. For example batteries of Li-type are not suitably working in an acidic or alkaline environment. They are primarily working in solid or organic ionic liquid environments.

Thin film batteries, which term in this text is to be understood as "layered-structured batteries" in any shape or size, and flexible batteries can be made by printing on to paper, plastics, or other kind of thin foil.

Because of their relatively small thickness, the energy storage and current carrying capacity of thin film batteries is low, these properties being, however, dependent on their area as well and can be made sufficient for desired applications. They have unique properties, which distinguish them from conventional batteries, and in fact the capacity is still enough for a lot of applications. Thin film batteries have e.g. a wide range of uses as power sources for consumer products and for micro-sized applications. Thin film batteries are flexible and also suitable for powering smart cards and Radio Frequency Identification (RFID) tags.

The anode material in a battery may be e.g. Cu, Pb, Ni, Fe, Cr, Zn, Al, Mg or Li, while the cathode may be e.g. of Ferrate, Iron oxide, Cuprous oxide, Cupric oxide, Cobaltic oxide, Manganese dioxide, Lead dioxide, Silver oxide, Nickel oxyhydroxide, Nickel dioxide, Silver peroxide, Permanganate, or Bromate. E.g. a carbon/zinc cell "dry" battery uses a zinc anode, a manganese dioxide cathode, and an electrolyte of ammonium chloride and/or zinc chloride dissolved in water.

We have plans for further development of the existing IP and patent.  Upon successful funding early in 2011, we expect to be presenting our several new patent applications in early 2012 and not just in battery technology.

Government Regulation

Vendum is not currently effected by any governmental regulations, quite the opposite, if anything the company shall benefit from pushes from governments and NGOs regarding green power solutions, which the field that the company currently falls under.

Environmental Regulation and Compliance

Vendum does not anticipate any costs or effects from compliance, there is of course certain health and safety issues with CNT that need to be addressed but along with our partners Thomas Swann, we will ensure that any CNT products which get past development and into production have already met all ISO standards and/or their foreign counterparts.

Employees

Vendum currently has no contracted employees, however, the company Director and Chief Executive Officer Fraser Cottington performs his duties for the company on a consultancy basis. The company also has hired a number of advisors and consultants who have helped the company in the development stage and will continue to support the company through to commercialization of our products and services.

Dr. Bojan Boskovic is an independent advisor to the board and has played a vital part in helping Vendum identify the patent landscape, key competitors and market opportunity to create new intellectual property in the battery and supercapacitor markets. Dr. Boskovic will also oversee all aspects of R&D management, both here in the UK and the US.

It is hoped Dr Boskovic will become consultant Chief Technical Officer during 2011.

Dr. Boskovic has an impressive background.  He is a founder and CEO of the Cambridge Nanomaterials Technology Ltd (www.CNT-Ltd.co.uk) a consultancy company specialised in carbon nanomaterials. He has more than ten years of hands-on expertise in carbon nanomaterials and composites from industry and academia in the UK and Europe and extensive network of contacts in the field. Previously, he worked as a CNT R&D Manager at Nanocyl, one of leading carbon nanotube manufacturing companies in Europe.

At Nanocyl he was leading a team of researches and scientist in carbon nanomaterials applications ranging from polymer composites to electronic and bio-medical applications. He was also a Principal Engineer-Carbon Scientist at Meggitt Aircraft Braking Systems, where he was leading R&D project to develop new aircraft brakes based on carbon nano-materials. He worked as a Research Associate at the University of Cambridge on carbon nanotube synthesis and on carbon nanotube – carbon fibre epoxy composites for aerospace applications.

Before coming to Cambridge he was a Senior Specialist at The Morgan Crucible PLC where he invented method for in situ growth of carbon nanotubes within carbon fibre cloth that he later utilised at Meggitt for aircraft brake discs carbon-carbon composite materials.

During his PhD at the University of Surrey he invented low temperature carbon nanofibre synthesis method using PECVD. This research was granted a patent, published in Nature Materials and utilised by CNT synthesis equipment manufacturer Surrey Nano Systems. He is a board member of the British Composites Society and a member of the Steering and Review Group for the Mini-IGT in Nanotechnology that advices UK Government on nanotechnology strategy.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our principal executive offices are located at 400 Thames Valley Park Drive, Reading, Berkshire, RG6 1PT.  We do not own or lease any other significant property.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTCBB under the symbol “VNDB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2010
Quarter Ended	High $ (1)	Low $ (1)
December 31, 2010	.92	.1
September 30, 2010	2.99	0
June 30, 2010	1.4	0.75
March 31, 2010	.7	0

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	.6	0
September 30, 2009	.05	0
June 30, 2009	.08	0
March 31, 2009	.08	0

(1) For the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010 the high and low stock prices were provided.

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

Holders of Our Common Stock

We have 750,000,000 authorized shares of common stock. As of February 2, 2011, we had 500,499,965 shares our common stock issued and outstanding, held by 34 shareholders of record, not including those held in street name.

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

Recent Sales of Unregistered Securities

On November 29, 2010, the Company completed a 5:1 forward stock split and increased its authorized share capital to 750,000,000 shares of common stock.

On October 25, 2010, we issued 500,000 shares of our common stock at a price of $0.70 per share for total proceeds of $70,000.

On June 7, 2010, we entered into an Advisory Board Member Agreement (the “Agreement”) with Professor Peter J. Skabara.  Per the terms of the Agreement, Professor Skabara shall serve for a period of 12 months as an advisor to our company for technical issues with our battery products, and other advisory services as determined from time to time by the Board of Directors.

As consideration for the Agreement, Mr. Skabara will receive a one-time payment of 0.5% shares of our common stock and a monthly retainer fee of $2,230.00.  The shares have not yet been issued.

On June 25, 2010, we entered into an Advisory Board Member Agreement (the “Agreement”) with Professor Prabhakar Bandaru who is a US citizen. Per the terms of the Agreement, Professor Bandaru shall serve for a period of 12 months as an advisor to our company for technical issues with our battery products, and other advisory services as determined from time to time by the Board of Directors.

As consideration for the Agreement, Professor Bandaru will receive a one-time payment of 0.5% shares of our common stock and a monthly retainer fee of $2,250.00. The shares have not yet been issued.

On May 24, 2010, the Company completed an approximately 3:1 forward stock split.

In a share exchange transaction that closed on May 3, 2010, we acquired all the issued and outstanding shares of Vendum Batteries Limited through the issuance of 8,500,023 shares of common stock.

On May 3, 2010, the Company agreed to convert a note payable of $490,000 into 232,749,907 shares of common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act, Regulation S, and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Securities Authorize for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of December 31, 2010.

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

Results of Operations for the Years Ended December 31, 2010 and 2009

We generated no revenue for the period from November 16, 2009 (Date of Inception) until December 31, 2010. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern.  If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses were $328,533 for the year ended December 31, 2010.  Our primary operating expenses for the year ended December 31, 2010 were consulting fees of $258,313. There are also general and administrative expenses of $27,873 and professional fees of $42,347.

Our operating expenses were $352,153 for the period from November 16, 2009 (Inception) to December 31, 2010.  Our operating expenses for the period from November 16, 2009 (Inception) to December 31, 2010 were primarily related to consulting fees of $278,125, professional fees of $45,847 and general and administrative expenses of $28,181.

We recorded a net loss of $635,376 for the year ended December 31, 2010.  We recorded a net loss of $659,341 for the period from November 16, 2009 (Inception) to December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $21,766, consisting entirely of cash, and total assets in the amount of $221,766.  We had current liabilities in the amount of $248,978 as of December 31, 2010. Thus, we had a working capital deficit of $227,212 as of December 31, 2010.

Operating activities used $185,868 in cash for the period from November 16, 2009 (Date of Inception) until December 31, 2010. Our net loss of $659,341 was the sole reason for our negative operating cash, offset mainly by an impairment of intellectual property in the amount of $300,000 and an increase in accrued expenses of $157,605. Investing activities used $10,000 for the period from November 16, 2009 (Date of Inception) until December 31, 2010 l for the acquisition of intellectual property. Financing activities during the period from November 16, 2009 (Date of Inception) until December 31, 2010 generated $220,507 in cash during the period, primarily attributable to proceeds from convertible notes and the sale of our common stock.

On March 23, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for general working capital purposes.

Despite our recent financing, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which August be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $659,341 as of December 31, 2010, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 3 of the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2010 and 2009
F-3	Consoliated Statements of Operations for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010
F-4	Consolidated Statement of Stockholders’ Equity for period from inception to December 31, 2010
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vendum Batteries Inc.
Woodley, Reading, United Kingdom

We have audited the accompanying consolidated balance sheets of Vendum Batteries Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the periods then ended and the period from November 16, 2009 (Date of Inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vendum Batteries Inc. and subsidiary as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the periods then ended and the period from November 16, 2009 (Date of Inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, has received no revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 30, 2011

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

ASSETS	2010	2009
Current Assets
Cash and cash equivalents	$21,766	$46,330
Stock subscription receivable	0	2
Total Current Assets	21,766	46,332

Other Asset
Intellectual property	200,000	0

Total Assets	$221,766	$46,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$157,605	$8,771
Accrued expenses – related party	8,680	14,756
Accrued interest – related parties	7,188	345
Due to director	505	0
Convertible notes payable – related parties	75,000	50,000

Total Liabilities	248,978	73,872

Stockholders' Deficit
Common stock, par value $.001, 750,000,000 shares authorized, 500,499,965 shares issued and outstanding (2009 – par value $2; 14 shares issued and outstanding)	500,500	2
Additional paid-in capital	134,502	0
Cumulative translation adjustment	(2,873)	(3,577)
Deficit accumulated during the development stage	(659,341)	(23,965)
Total Stockholders' Deficit	(27,212)	(27,540)

Total Liabilities and Stockholders' Deficit	$221,766	$46,332

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2010	Period ended December 31, 2009	Period from November 16, 2009 (Inception) to December 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	42,347	3,500	45,847
Consulting fees	258,313	19,812	278,125
General and administrative expenses	27,873	308	28,181

TOTAL OPERATING EXPENSES	328,533	23,620	352,153

NET LOSS FROM OPERATIONS	(328,533)	(23,620)	(352,153)

OTHER INCOME (EXPENSE)
Interest expense	6,843	345	7,188
Impairment of intellectual property	300,000	0	300,000
TOTAL OTHER INCOME (EXPENSE)	(306,843)	345	(307,188)

LOSS BEFORE PROVISION FOR INCOME TAXES	(635,376)	(23,965)	(659,341)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(635,376)	$(23,965)	$(659,341)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	332,960,255	8,500,023

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Common stock		Additional paid-in	Cumulative translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total

Inception, November 16, 2009	-	$-	$-	$-	$-	$-

Shares issued to founder	14	2		-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-		(3,577)	(23,965)	(27,542)

Balance, December 31, 2009	14	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(14)	(2)	2	-	-	0

Shares issued in merger	8,500,023	608	(608)	-	-	0

Shares issued on recapitalization	1,098,786,657	78,543	(78,543)	-	-	0

Shares cancelled by former officer	(873,786,635)	(62,459)	62,459	-	-	0

Shares issued for conversion of debt	33,750,013	2,413	72,587	-	-	75,000

Shares issued for conversion of debt	232,749,907	16,637	473,363	-	-	490,000

Stock split	-	64,258	(64,258)	-	-	0

Shares issued for cash	500,000	100	69,900	-	-	70,000

Stock split	-	400,400	(400,400)	-	-	0

Net loss and cumulative translation adjustment for the period ended December 31, 2010	-	-	-	704	(635,376)	(634,672)

Balance, December 31, 2010	500,499,965	$500,500	$134,502	$(2,873)	$(659,341)	$(27,212)

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2010	Period ended December 31, 2009	Period from November 16, 2009 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(635,376)	$(23,965)	$(659,341)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment of intellectual property	300,000	0	300,000
Changes in assets and liabilities:
Increase in accrued expenses	148,834	8,771	157,605
Increase (decrease) in accrued expenses – related party	(6,076)	14,756	8,680
Increase in accrued interest – related parties	6,843	345	7,188
Cash Flows Used in Operating Activities	(185,775)	(93)	(185,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intellectual property	(10,000)	0	(10,000)
Cash Flows Used in Investing Activities	(10,000)	0	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to director	505	0	505
Cash received for stock subscription receivable	2	0	2
Proceeds from convertible note payable	100,000	50,000	150,000
Proceeds from the sale of common stock	70,000	0	70,000
Cash Flows Provided by Financing Activities	170,507	50,000	220,507

Exchange rate effect on cash and cash equivalents	704	(3,577)	(2,873)

Net Increase (Decrease) in Cash and Cash Equivalents	(24,564)	46,330	21,766
Cash and cash equivalents, beginning of period	46,330	0	0
Cash and cash equivalents, end of period	$21,766	$46,330	$21,766

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS
Stock issued for stock subscription receivable	$0	$2	$2
Note payable issued to acquire intellectual property	$490,000	$0	$490,000
Convertible notes payable converted to common stock	$75,000	$0	$75,000
Note payable settled in common stock	$490,000	$0	$565,000

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Vendum Batteries Inc. (formerly Wishart Enterprises Limited) (the "Company" or “Vendum”) was incorporated in Nevada on December 13, 2006.  Vendum is an environmentally friendly mobile battery company with the sole focus on identifying, evaluating, acquiring, developing and partnering for the commercialization of proprietary eco-friendly power sources.

As further described in Note 9, the Company closed a share exchange transaction effective May 3, 2010 with the shareholders of Vendum Batteries Limited, which was incorporated under the laws of the United Kingdom on November 16, 2009 (“Vendum UK”). This share exchange transaction constituted a reverse merger and a recapitalization of Vendum.  In conjunction with this reverse merger, the historical accounts of Vendum become the historical accounts of Wishart for accounting purposes and, in conjunction therewith, Wishart changed its fiscal year-end to December 31 to coincide with the historical year-end of Vendum.  Vendum Batteries Limited is a wholly-owned subsidiary of Vendum Batteries Inc.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $659,341 as of December 31, 2010, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $21,766 and $46,330 of cash as of December 31, 2010 and 2009, respectively.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

Recent Accounting Pronouncements
Vendum does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – INTELLECTUAL PROPERTY

On January 4, 2010 the Company entered into an asset purchase agreement with Cornerstone Holdings Ltd. The Company agreed to purchase intellectual property from the seller for total proceeds of $500,000.  The Company paid a $10,000 deposit on January 6, 2010.  The remaining $490,000 was to be paid in varying installments over the next 21 months.  The rights, title and interest of the intellectual property was transferred to the Company on the date of the first $10,000 payment. On May 3, 2010, the remaining $490,000 outstanding was converted into 232,749,907 shares of common stock of the Company.

The Company analyzed the intellectual property for impairment at year end and determined that the fair market value was $200,000.  As such, an impairment charge of $300,000 was recorded.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5 – ACCRUED EXPENSES

Accrued expenses and interest at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Professional fees	$ 16,925	$ 3,500
Consulting fees	140,680	5,271
Total accrued expenses	$ 157,605	$ 8,771

NOTE 6 – ACCRUED EXPENSES – RELATED PARTY

Accrued expenses – related party consisted amounts due to an officer and shareholder of the Company for consulting services. There was $8,680 and $14,756 of accrued expenses – related party as of December 31, 2010 and 2009, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 10, 2009, a related party issued the company a 12% convertible note payable of $50,000. Interest will accrue beginning from the date of the loan however no interest is due until the loan comes due on December 10, 2010.

On March 3, 2010 another $25,000 was loaned to the company under the same terms as the original loan.

On May 3, 2010, the convertible loans of $75,000 were converted into 33,750,013 shares of common stock.

On May 18, 2010, the Company issued a 12% convertible note payable of $25,000 to a related party due September 3, 2011.

On July 26, 2010, the Company issued a 12% convertible note payable of $50,000 to a related party. Interest will accrue beginning from the date of the loan however no interest is due until the loan comes due on July 27, 2011.

The balance of the convertible notes as of December 31, 2010 and 2009 was $75,000 and $50,000, respectively.

Accrued interest payable related to the above loans totaled $7,188 and $345 at December 31, 2010 and December 31, 2009, respectively.

The loan may be converted into the Company’s common stock at any point during the term of the loan by the note holder. The number of shares to be issued will be determined by the fair market value of the common stock on the date of the conversion. If fair market value is not determinable at the conversion date the stock will be converted based on the lesser of either the share price of the last private offering or the thirty day average of the Company’s stock in the event a public listing has taken place.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8 – DUE TO DIRECTOR

A director and shareholder of the Company advanced $505 to Vendum during the year ended December 31, 2010. The amount is unsecured, non-interest bearing and due on demand.

NOTE 9 – COMMON STOCK

The Company has 750,000,000 shares of $0.001 par value common stock authorized.

On November 17, 2009, the Company issued 1 share of common stock for total proceeds of $2.  As of December 31, 2009 the proceeds had not been collected. The funds for the stock were deposited into the company bank account on March 4, 2010.

In a share exchange transaction that closed on May 3, 2010, Wishart acquired all the issued and outstanding shares of Vendum Batteries Limited through the issuance of 8,500,023 shares of Wishart. The Company treated the purchase of Vendum Batteries Limited as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text. Accordingly, these transactions are recorded as capital transactions in substance rather than business combinations.

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

On May 3, 2010, the Company agreed to convert a note payable of $490,000 into 232,749,907 shares of common stock.

Also on May 3, 2010, the Company converted two convertible notes payable totaling $75,000 into 33,750,013 shares of common stock.

On November 1, 2010, the Company issued 500,000 common shares of stock for $70,000 cash.

On May 24, 2010, the Company completed an approximately 3:1 forward stock split.

On November 29, 2010, the Company completed a 5:1 forward stock split and increased its authorized share capital to 750,000,000 shares of common stock.

All share information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from these actions.

There were 500,499,965 and 14 shares of common stock issued and outstanding as of December 31, 2010 and 2009, respectively.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The Company entered into two consulting agreements during the year ended December 31, 2010. Both agreements are for twelve months and began in June and July 2010, respectively.

The following are minimum annual payments due under those agreements:

December 31, 2011	$25,125
2012	0
2013	0
2014	0
2015	0
Total	$25,125

NOTE 11 – INCOME TAXES

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $659,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following:

	2010	2009
Federal income tax attributable to:
Current Operations	$216,028	$5,033
Less: valuation allowance	(216,028)	(5,033)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$221,061	$5,033
Less: valuation allowance	(221,061)	(5,033)
Net deferred tax asset	$0	$0

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 12 – SUBSEQUENT EVENTS

On March 23, 2011, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for general working capital purposes. The Notes bear interest at the rate of 8% per annum and matures on December 28, 2011. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 60% of the average of the lowest three trading prices of the Company’s common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

Unless waived in writing by the Holder, the Company is prohibited from effecting the conversion of the Note to the extent that as a result of such conversion the Holder thereof would beneficially own more than 4.99% in the aggregate of the issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. While the Note is outstanding, the Holder is entitled to a reduction in the conversion price if we issue any securities for a per share price less than the conversion price in effect available to the Holder.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2010 through March 30, 2011 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i)  and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors.

Name	Age	Office(s) Held
Fraser Cottington	44	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Fraser Cottington

For the last 2 years Fraser has been involved in directing the business development of a start up information management solution, liasing across England with the Healthcare industry, assisting NHS bodies in meeting compliance criteria across complex information management policies.

From 2005 to 2008 Mr Cottington managed sales, marketing and product development for a Siemens company specialising in information risk management and business continuity, where he developed business with central Government departments, NATO, MOD, Healthcare and corporate clients in the banking and oil & gas sectors.

Term of Office

Our directors are appointed for a two-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Fraser Cottingon, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fraser Cottington President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	$86,320 $14,720	0 0	0 0	0 0	0 0	0 0	0 0	$86,320 $14,720
Barbara Lamb Former Chief Executive Officer, Former President, Former Principal Accounting Officer and Former Director	2010 2009	0 $1,668	0 0	0 0	0 0	0 0	0 0	0 $6,554(1)	0 $8,222
(1)	Other compensation was made up of rent and utilities provided by Ms. Lamb to the company at a cost of $575 per month for a total of $6,554 for the year ended December 31, 2009.

Narrative Disclosure to Summary Compensation Table

Consulting Agreement

On November 5, 2009, a company owned by Fraser Cottington, FE Business Consultants Ltd., entered into a Consultancy Agreement with Vendum Batteries.  The term of the agreement is for two years.  In consideration for IT, communications, information security, data protection compliance and information risk management services, Vendum Batteries agreed to compensate FE Business Consultants Ltd. as follows:

▪
Vendum Batteries shall pay fees to the Consultant at an hourly rate agreed to by and between the parties and based on a periodic budget that will be established by Vendum Batteries from time-to-time, payable no later than 7 days after the date of invoice received from the Consultant.

▪
Vendum Batteries shall grant stock options equivalent to 1.5% of the issued and outstanding shares 30 days after the company has successfully completed its listing and commences trading of its shares of common stock with a designated trading symbol. The stock options shall expire ten (10) years from the effective date and shall vest in incremental periods as reflected below (each, hereinafter the "Vesting Date"). The exercise price at each Vesting Date shall be the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective Vesting Date. The Vesting Date of the Stock Options is as follows: (i) 0.5% Stock Options shall vest on the 30 days after the Trading Date; (ii) 0.5% Stock Options shall vest 180 days from the Trading Date; (Hi) 0.5% Stock Options shall vest at the one year anniversary date of the Trading Date.

FE Business Consultants Ltd. subsequently agreed to waive the stock options.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Fraser Cottington	-	-	-	-	-	-	-	-	-
Barbara Lamb	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fraser Cottington	-	-	-	-	-	-	-
Barbara Lamb	-	-	-	-	-	-	-

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  February 2, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.  Unless otherwise indicated below, each entity or person listed below maintains an address of 400 Thames Valley Park Drive , Reading, Berkshire RG6 1PT.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC.  The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after February 2, 2011 through the exercise of any stock option, warrant or other right.  The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned (1)	Post-Offering Maximum Amount
Officers and Directors
Fraser Cottington	8,500,020	1.69%
Officers and Directors collectively	8,500,020	1.69%

5 Percent Shareholders
Cornerstone Holdings, Inc. Office 404 4th Floor Albany House 324/326 Regent Street London, UK W1B3HH	232,749,970	46.50%

(1)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)	A total of 500,499,965 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since January 1, 2010 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On May 3, 2010, we entered into a Share Exchange Agreement (the “Share Exchange”) with Vendum Batteries Limited, a company organized under the laws of the United Kingdom (“VDL”). In connection with the closing of this transaction, we acquired all of the issued and outstanding shares of VDL, which resulted in a parent-subsidiary relationship (the “Acquisition”).

In addition, pursuant to the terms and conditions of the Share Exchange:

▪
The sole shareholder of all of the capital stock of VDL issued and outstanding immediately prior to the closing of the Acquisition exchanged his shares into 8,500,020 shares of our common stock. As a result, the sole shareholder of VDL received 8,500,020 newly issued shares of our common stock.

▪	The debt holders of VDL converted all of their debt in VDL into shares of our common stock. As a result, Cornerstone Holdings, Inc., received 232,749,970 shares of common stock.

▪	Our board of directors was reconstituted to consist of Fraser Cottington who, prior to the Acquisition, was the sole director of VDL.

▪	VDL provided customary representations and warranties and closing conditions, including approval of the Acquisition by its sole shareholder.

As of the date of the Share Exchange and currently, there are no material relationships between us or any of our affiliates and VDL, other than in respect of the Share Exchange.

Immediately following the closing of the Acquisition, in a separate transaction, our former Chief Executive Officer and sole director, Ms. Barbara Lamb, agreed to purchase our former health business in exchange for the cancellation and return all of her common stock into treasury. Specifically, in the Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, Ms. Lamb retired 62,459,540 shares of our common stock in exchange for our prior business of health-related websites that advocates a blend of western medicine with alternative health practices.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$12,500	$0	$0	$0
2009	$3,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on February 12, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Vendum Batteries, Inc.

By:	/s/ Fraser Cottington
Fraser Cottington President, Chief Executive Officer, Principal Executive Officer, and Director
March 31, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Fraser Cottington
Fraser Cottington President, Chief Executive Officer, Principal Executive Officer, and Director
March 31, 2011