Form 10-Q
period 2011-03-31
VENDUM BATTERIES INC.
filed 2011-05-23
CIK 1426568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-149197

Vendum Batteries Inc.
(Exact name of registrant as specified in its charter)

Nevada	39-2068976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 Thames Valley Park Drive , Reading, Berkshire RG6 1PT
(Address of principal executive offices)

+44 118 380 0895
(Registrant’s telephone number)
________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 500,628,418 as of May 19, 2011

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and for the Period from November 16, 2009 (Date of Inception) to March 31, 2011 (unaudited);
F-3	Consolidated Statement of Stockholders’ Deficit from the period from November 16, 2009 to March 31, 2011 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the Period from November 16, 2009 (Date of Inception) to March 31, 2011 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

VENDUM BATTERIES INC.

(FORMERLY WISHART ENTERPRISES LIMITED)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS	March 31, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$59,066	$21,766
Stock subscription receivable	0	0
Total Current Assets	59,066	21,766

Other Asset
Intellectual property	200,000	200,000

Total Assets	$259,066	$221,766

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$194,484	$157,605
Accrued expenses – related party	8,680	8,680
Accrued interest – related parties	9,438	7,188
Due to director	1,005	505
Convertible notes payable – related parties	75,000	75,000
Convertible notes payable- other	65,000	0

Total Liabilities	353,607	248,978

Stockholders' Deficit
Common stock, par value $.001, 750,000,000 shares authorized, 500,499,965 shares issued and outstanding (2010 – 500,499,965 issued and outstanding)	500,500	500,500
Additional paid-in capital	134,502	134,502
Cumulative translation adjustment	(4,757)	(2,873)
Deficit accumulated during the development stage	(724,786)	(659,341)
Total Stockholders' Deficit	(94,541)	(27,212)

Total Liabilities and Stockholders' Deficit	$259,066	$221,766

See accompanying notes to financial statements.

VENDUM BATTERIES INC.

(FORMERLY WISHART ENTERPRISES LIMITED)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO MARCH 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from November 16, 2009 (Inception) to March 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,500	385	48,347
Consulting fees	53,227	36,828	331,352
General and administrative expenses	7,468	7,856	35,649

TOTAL OPERATING EXPENSES	63,195	45,069	415,348

NET LOSS FROM OPERATIONS	(63,195)	(45,069)	(415,348)

OTHER INCOME (EXPENSE)
Interest expense	2,250	0	9,438
Impairment of intellectual property	0	0	300,000
TOTAL OTHER INCOME (EXPENSE)	(2,250)	0	(309,438)

LOSS BEFORE PROVISION FOR INCOME TAXES	(65,445)	(45,069)	(724,786)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(65,445)	$(45,069)	$(724,786)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(45,069)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	500,499,965	1

See accompanying notes to financial statements.

VENDUM BATTERIES INC.

(FORMERLY WISHART ENTERPRISES LIMITED)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO MARCH 31, 2011

	Common stock		Additional paid-in	Cumulative translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total
Inception, November 16, 2009	—	$—	$—	$—	$—	$—

Shares issued to founder	14	2		—	—	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	—	—		(3,577)	(23,965)	(27,542)

Balance, December 31, 2009	14	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(14)	(2)	2	—	—	0

Shares issued in merger	8,500,023	608	(608)	—	—	0

Shares issued on recapitalization	1,098,786,657	78,543	(78,543)	—	—	0

Shares cancelled by former officer	(873,786,635)	(62,459)	62,459	—	—	0

Shares issued for conversion of debt	33,750,013	2,413	72,587	—	—	75,000

Shares issued for conversion of debt	232,749,907	16,637	473,363	—	—	490,000

Stock split	—	64,258	(64,258)	—	—	0

Shares issued for cash	500,000	100	69,900	—	—	70,000

Stock split	—	400,400	(400,400)	—	—	0
Net loss and cumulative translation adjustment for the period ended December 31, 2010				704	(635,376)	(634,672)
Balance, December 31, 2010	500,499,965	500,500	134,502	(2,873)	(659,341)	(27,212)
Net loss and cumulative translation adjustment for the period ended March 31, 2011	—	—	—	(1,884)	(65,445)	(67,329)

Balance, March 31, 2011	500,499,965	$500,500	$134,502	$(4,757)	$(724,786)	$(94,541)

See accompanying notes to financial statements.

VENDUM BATTERIES INC.

(FORMERLY WISHART ENTERPRISES LIMITED)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO MARCH 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from November 16, 2009 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(65,445)	$(45,069)	$(724,786)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment of intellectual property	0	0	300,000
Changes in assets and liabilities:
Decrease in accounts receivable		4,812
Increase(decrease) in accrued expenses	36,879	(12,806)	194,484
Increase (decrease) in accrued expenses – related party	0	0	8,680
Increase in accrued interest – related parties	2,250	0	9,438
Cash Flows Used in Operating Activities	(26,316)	(53,063)	(212,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intellectual property	0	(10,000)	(10,000)
Cash Flows Used in Investing Activities	0	(10,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to director	500	505	1,005
Cash received for stock subscription receivable	0	2	2
Proceeds from convertible note payable	65,000	25,000	215,000
Proceeds from the sale of common stock	0	0	70,000
Cash Flows Provided by Financing Activities	65,500	25,507	286,007

Exchange rate effect on cash and cash equivalents	(1,884)	3,103	(4,757)

Net Increase (Decrease) in Cash and Cash Equivalents	37,300	34,453	59,066
Cash and cash equivalents, beginning of period	21,766	0	0
Cash and cash equivalents, end of period	$59,066	$34,453	$59,066

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS
Stock issued for stock subscription receivable	$0	$2	$2
Note payable issued to acquire intellectual property	$0	$0	$490,000
Convertible notes payable converted to common stock	$0	$0	$75,000
Note payable settled in common stock	$0	$0	$565,000

See accompanying notes to financial statements.

VENDUM BATTERIES INC.

(FORMERLY WISHART ENTERPRISES LIMITED)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $724,786 as of March 31, 2011, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

MARCH 31, 2011

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $59,066 and $21,766 of cash as of March 31, 2011 and December 31, 2010, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended March 31, 2011 and 2010, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

VENDUM BATTERIES INC.

(FORMERLY WISHART ENTERPRISES LIMITED)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

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

VENDUM BATTERIES INC.

(FORMERLY WISHART ENTERPRISES LIMITED)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 4 – INTELLECTUAL PROPERTY (CONTINUED)

The Company analyzed the intellectual property for impairment at December 31, 2010 and determined that the fair market value was $200,000. As such, an impairment charge of $300,000 was recorded.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses and interest at March 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Professional fees	$8,500	$16,925
Consulting fees	185,984	140,680
Total accrued expenses	$194,484	$157,605

NOTE 6 – ACCRUED EXPENSES – RELATED PARTY

Accrued expenses – related party consisted amounts due to an officer and shareholder of the Company for consulting services. There was $8,680 and $8,680 of accrued expenses – related party as of March 31, 2011 and December 31, 2010, respectively.

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

The balance of the convertible notes to related parties as of March 31, 2011 and December 31, 2010 was $75,000 and $75,000, respectively.

Accrued interest payable related to the above loans totaled $9,438 and $7,188 at March 31, 2011 and December 31, 2010, respectively.

VENDUM BATTERIES INC.

(FORMERLY WISHART ENTERPRISES LIMITED)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

NOTE 8 – DUE TO DIRECTOR

A director and shareholder of the Company advanced $1,005 (December 31, 2010 - $505) to Vendum during the period ended March 31, 2011. The amount is unsecured, non-interest bearing and due on demand.

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

MARCH 31, 2011

NOTE 9 – COMMON STOCK (CONTINUED)

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

There were 500,499,965 and 14 shares of common stock issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.

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

MARCH 31, 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following are minimum annual payments due under those agreements:

December 31, 2011	$25,125
2012	0
2013	0
2014	0
2015	0
Total	$25,125

NOTE 11 – INCOME TAXES

As of March 31, 2011, the Company had net operating loss carry forwards of approximately $725,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following:

	March 31, 2011	March 31, 2010
Federal income tax attributable to:
Current Operations	$22,250	$9,464
Less: valuation allowance	(22,250)	(9,464)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$243,311	$221,061
Less: valuation allowance	(243,311)	(221,061)
Net deferred tax asset	$0	$0
F-11

VENDUM BATTERIES INC.

(FORMERLY WISHART ENTERPRISES LIMITED)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to year end, the Company entered into a promissory note agreement in the amount of $7,000, with the entire amount of the principal plus interest at 5 % per annum to be repaid on April 30, 2011.

Additionally, on May 3, 2011, the Company entered into a convertible note agreement in the amount of $32,500 plus interest at 8% per annum to be repaid on February 2, 2012. The conversion price as per the convertible note agreement is generally 58% of the market price of the Company’s common stock, as defined in the agreement.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2011 through May 20, 2011 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations for the three months ended March 31, 2011 and 2010 and for the Period from November 16, 2009 (Date of Inception) to March 31, 2011

We generated no revenue for the period from November 16, 2009 (Date of Inception) until March 31, 2011. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern. If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses were $63,195 for the three months ending March 31, 2011, as compared with $45,069 for the same period ended 2010. The increase in our operating expenses is largely the result of $2,115 more spent on professional fees and $16,399 more spent on consulting fees for the three months ended March 31, 2011.

Our operating expenses were $415,348 for the period from November 16, 2009 (Inception) to March 31, 2011. Our operating expenses for the period from November 16, 2009 (Inception) to March 31, 2011 were primarily related to consulting fees of $331,352, professional fees of $48,347 and general and administrative expenses of $35,649.

We had an interest expense of $2,250 for the three months ended March 31, 2011 that we did not have for the three months ended March 31, 2010.

We therefore recorded a net loss of $65,445 for the three months ended March 31, 2011, as compared with $45,069 for the three months ended March 31, 2010. We recorded a net loss of $724,786 for the period from November 16, 2009 (Inception) to March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $59,066, consisting entirely of cash, and total assets in the amount of $259,066. We had current liabilities in the amount of $353,607 as of March 31, 2011. Thus, we had a working capital deficit of $294,541 as of March 31, 2011.

Operating activities used $212,184 in cash for the period from November 16, 2009 (Date of Inception) until March 31, 2011. Our net loss of $724,786 was the sole reason for our negative operating cash, offset by the impairment of intellectual property of $300,000, an increase in accrued expenses of $194,484, an increase in related party accrued expenses of $8,680, and an increase in related party accrued interest of $9,438. Investing activities used $10,000 for the period from November 16, 2009 (Date of Inception) until March 31, 2011 for the acquisition of intellectual property. Financing activities during the period from November 16, 2009 (Date of Inception) until March 31, 2011 generated $286,007 in cash during the period, largely represented by $215,000 in proceeds from convertible notes, and $70,000 in proceeds from the sale of common stock.

On March 23, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000. Additionally, on May 3, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $32,500. The net proceeds of these financing, after deducting placement agent fees, are to be used for general working capital purposes.

Despite our recent financings, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which August be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have a working capital deficit, and have incurred losses since inception resulting in an accumulated deficit of $724,786 as of March 31, 2011, and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. In January 2011, we hired an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2011, we issued 128,453 restricted shares of our common stock for services rendered in the amount of $20,000.

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

Vendum Batteries Inc.

Date:	May 23, 2011

By:	/s/ Fraser Cottington
Fraser Cottington
Title:	Chief Executive Officer and Director

