Form 10-Q
period 2011-06-30
VENDUM BATTERIES INC.
filed 2011-08-17
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  506,720,121 shares as of August 10, 2011

*Although the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, it is voluntarily filing its annual and quarterly reports.

PART I - FINANCIAL INFORMATION

 Item 1.      Financial Statements

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$1,329	$21,766

Other Asset
Intellectual property	200,000	200,000

Total Assets	$201,329	$221,766

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$248,936	$157,605
Accrued expenses – related party	74,237	8,680
Accrued interest – related parties	11,688	7,188
Due to director	0	505
Convertible notes payable – related parties	75,000	75,000
Convertible notes payable- other	95,000	0

Total Liabilities	504,861	248,978

Stockholders' Deficit
Common stock, par value $.001, 750,000,000 shares authorized, 500,499,965 shares issued and outstanding (2010 – 500,499,965 issued and outstanding)	500,500	500,500
Additional paid-in capital	134,502	134,502
Cumulative translation adjustment	(4,757)	(2,873)
Deficit accumulated during the development stage	(933,777)	(659,341)
Total Stockholders' Deficit	(303,532)	(27,212)

Total Liabilities and Stockholders' Deficit	$201,329	$221,766

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO JUNE 30, 2011

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	Period from November 16, 2009 (Inception) to June 30, 2011

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	48,492	8,919	50,992	9,304	96,839
Consulting fees	155,598	44,038	208,825	80,866	486,950
General and administrative expenses	2,651	8,184	10,119	16,040	38,300

TOTAL OPERATING EXPENSES	206,741	61,141	269,936	106,210	622,089

NET LOSS FROM OPERATIONS	(206,741)	(61,141)	(269,936)	(106,210)	(622,089)

OTHER INCOME (EXPENSE)
Interest expense	(2,250)	0	(4,500)	0	(11,688)
Impairment of intellectual property	0	0	0	0	(300,000)
TOTAL OTHER INCOME (EXPENSE)	(2,250)	0	(4,500)	0	(311,688)

LOSS BEFORE PROVISION FOR INCOME TAXES	(208,991)	(61,141)	(274,436)	(106,210)	(933,777)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(208,991)	$(61,141)	$(274,436)	$(106,210)	$(933,777)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	500,499,965	64,835,162	500,499,965	32,596,785

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO JUNE 30, 2011

	Common stock		Additional paid-in	Cumulative translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total
Inception, November 16, 2009	-	$-	$-	$-	$-	$-

Shares issued to founder	14	2		-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-		(3,577)	(23,965)	(27,542)

Balance, December 31, 2009	14	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(14)	(2)	2	-	-	0

Shares issued in merger	8,500,023	608	(608)	-	-	0

Shares issued on recapitalization	1,098,786,657	78,543	(78,543)	-	-	0

Shares cancelled by former officer	(873,786,635)	(62,459)	62,459	-	-	0

Shares issued for conversion of debt	33,750,013	2,413	72,587	-	-	75,000

Shares issued for conversion of debt	232,749,907	16,637	473,363	-	-	490,000

Stock split	-	64,258	(64,258)	-	-	0

Shares issued for cash	500,000	100	69,900	-	-	70,000

Stock split	-	400,400	(400,400)	-	-	0
Net loss and cumulative translation adjustment for the period ended December 31, 2010				704	(635,376)	(634,672)
Balance, December 31, 2010	500,499,965	500,500	134,502	(2,873)	(659,341)	(27,212)
Net loss and cumulative translation adjustment for the period ended June 30, 2011	-	-	-	(1,884)	(274,436)	(276,320)

Balance, June 30, 2011	500,499,965	$500,500	$134,502	$(4,757)	$(933,777)	$(303,532)

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO JUNE 30, 2011

	Six months ended June 30, 2011	Six months ended June 30, 2010	Period from November 16, 2009 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(274,436)	$(106,210)	$(933,777)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment of intellectual property	0	0	300,000
Changes in assets and liabilities:
Decrease in accounts receivable		4,812	0
Increase(decrease) in accrued expenses	91,331	20,962	248,936
Increase (decrease) in accrued expenses – related party	65,557	0	74,237
Increase in accrued interest – related parties	4,500	0	11,688
Cash Flows Used in Operating Activities	(113,048)	(80,436)	(298,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intellectual property	0	(10,000)	(10,000)
Cash Flows Used in Investing Activities	0	(10,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) due to director	(505)	505	0
Cash received for stock subscription receivable	0	2	2
Proceeds from convertible note payable	95,000	50,000	245,000
Proceeds from the sale of common stock	0	0	70,000
Cash Flows Provided by Financing Activities	94,495	50,507	315,002

Exchange rate effect on cash and cash equivalents	(1,884)	1,321	(4,757)

Net Increase (Decrease) in Cash and Cash Equivalents	(20,437)	(38,608)	1,329
Cash and cash equivalents, beginning of period	21,766	41,518	0
Cash and cash equivalents, end of period	$1,329	$2,910	$1,329

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS
Stock issued for stock subscription receivable	$0	$0	$2
Note payable issued to acquire intellectual property	$0	$490,000	$490,000
Convertible notes payable converted to common stock	$0	$595,000	$75,000
Note payable settled in common stock	$0	$0	$565,000

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $933,777 as of June 30, 2011, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there have been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,329 and $21,766 of cash as of June 30, 2011 and December 31, 2010, respectively.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended June 30, 2011 and 2010, respectively.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

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
JUNE 30, 2011

NOTE 4 – INTELLECTUAL PROPERTY (CONTINUED)

The Company analyzed the intellectual property for impairment at December 31, 2010 and determined that the fair market value was $200,000.  As such, an impairment charge of $300,000 was recorded.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses and interest at June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Professional fees	$27,000	$16,925
Consulting fees	221,936	140,680
Total accrued expenses	$248,936	$157,605

NOTE 6 – ACCRUED EXPENSES – RELATED PARTY

Accrued expenses – related party consisted amounts due to an officer and shareholder of the Company for consulting services. There was $74,237 and $8,680 of accrued expenses – related party as of June 30, 2011 and December 31, 2010, respectively.

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

The balance of the convertible notes to related parties as of June 30, 2011 and December 31, 2010 was $75,000 and $75,000, respectively.

Accrued interest payable related to the above loans totaled $11,688 and $7,188 at June 30, 2011 and December 31, 2010, respectively.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 23, 2011, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for general working capital purposes. The Note bears interest at the rate of 8% per annum and matures on December 28, 2011. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 60% of the average of the lowest three trading prices of the Company’s common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

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

On May 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $32,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 8% per annum and matures on February 2, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

NOTE 8 – DUE TO DIRECTOR

A director and shareholder of the Company advanced $1,005 (December 31, 2010 - $505) to Vendum during the period ended March 31, 2011. The amount is unsecured, non-interest bearing and due on demand. The loan was repaid during the period ended June 30, 2011.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 9 – COMMON STOCK

The Company has 750,000,000 shares of $0.001 par value common stock authorized.

On November 17, 2009, the Company issued 1 share of common stock for total proceeds of $2.  As of December 31, 2009 the proceeds had not been collected. The funds for the stock were deposited into the company bank account on March 4, 2010.

In a share exchange transaction that closed on May 3, 2010, Wishart acquired all the issued and outstanding shares of Vendum Batteries Limited through the issuance of 8,500,020 shares of Wishart. The Company treated the purchase of Vendum Batteries Limited as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text. Accordingly, these transactions are recorded as capital transactions in substance rather than business combinations.

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

There were 501,591,668 and 500,499,965 shares of common stock issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 9 – COMMON STOCK (continued)

The Company entered into an Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on June 3, 2011.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $5,000,000 of our common stock, over a period of time terminating upon 36 months from the date of the Investment Agreement, subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of the Company’s common stock. The maximum aggregate number of shares issuable by us and purchasable by Centurion under the Investment Agreement is that number of shares of common stock having an aggregate purchase price of $5,000,000.

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

NOTE 11 – INCOME TAXES

As of June 30, 2011, the Company had net operating loss carry forwards of approximately $934,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following:

	June 30,	June 30,
	2011	2010
Federal income tax attributable to:
Current Operations	$93,240	$36,000
Less: valuation allowance	(93,240)	(36,000)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30,	December 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$317,500	$221,061
Less: valuation allowance	(317,500)	(221,061)
Net deferred tax asset	$0	$0

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 12 – SUBSEQUENT EVENTS
In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2011 through August 5, 2011 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Company Overview

We were incorporated under the name Wishart Enterprises Limited in December 2006.  On May 3, 2010, we entered into a share exchange (the “Share Exchange”) with Vendum Batteries Limited (“VDL”) whereby we acquired all of the issued and outstanding common stock of VDL and it became our wholly owned subsidiary.  We changed our name to Vendum Batteries Inc. and our line of business from the health related business to the development of an environmentally friendly new cellulose-based power source.  In connection with the Share Exchange we engaged in a 5 for 1 forward-split our common stock.

We are working on developing a new Carbon Nanotube (CNT) and cellulose-based energy storage  source, a non-toxic, carbon based light-weight battery, that we intend to market to various industries, including the automotive and aeronautical industries. We are currently in the pre-production stage and have not yet completed development of a prototype. This proprietary battery is being designed to be entirely biodegradable, since it will be primarily composed of cellulose and will not use any of the toxic elements used in traditional batteries, such as mercury, lead, chromium, or cadmium. We intend to seek patent protection of our proprietary battery upon the completion of the development of the prototype.

Using our CNT technology, which we believe to be cutting edge and unduplicated, we hope to develop a non-toxic energy storage  source that will be capable of providing higher power output for much longer periods of time than current batteries.  The batteries using our technology will have the potential to be small, flexible and light-weight, therefore they may also be utilized in human implant technology, such as in pacemakers and cochlear implants.

Our long term goal is on the automotive and aeronautical industry, however our primary focus today is seeking to develop batteries that can be used to power greeting cards, audio books, intelligent packaging and eventually mobile phones, PDA’s, iPods, music players, games consoles, laptops and the like. Furthermore, we expect that our batteries will be able to be applied to home appliances such as power tools and all kinds of toys, watches, cameras, toothbrushes and electric razors. Finally, these batteries could be used in power surveying instruments, flashlights, CCTV cameras, roadwork lighting and signs and gift cards.

During 2011, we intend to engage in additional research and development to ascertain the thermal conductive and field emission display properties of CNT based composite materials that have been observed by other scientists and university studies in an effort to create materials for insulation, heat capture and even energy generation. Research into the thermal conductive properties of cellulose and CNT materials may offer exciting new ways of developing smart materials that capture body heat and release it when required.

For 2012, we hope to be able to diversify our business into cellulose paper based electronic display materials, for smart packaging, or for paper based sensors and actuators for various industries, including the healthcare industry.

Recent Developments

On June 3, 2011, we entered into an Investment Agreement with Centurion Private Equity, LLC (“Centurion”).  Pursuant to the Investment Agreement, Centurion committed to purchase up to $5,000,000 of our common stock, over a period of time terminating upon 36 months from the date of the Investment Agreement, subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of the Company’s common stock. The maximum aggregate number of shares issuable by us and purchasable by Centurion under the Investment Agreement is that number of shares of common stock having an aggregate purchase price of $5,000,000.

Results of Operations for the three and six months ended June 30, 2011 and June 30, 2010

We generated no revenue for the period from November 16, 2009 (Date of Inception) until June 30, 2011. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern. If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses were $206,741 for the three months ending June 30, 2011, as compared with $61,141 for the same period ended 2010. Our operating expenses were $269,936 for the six months ending June 30, 2011, as compared with $106,210 for the same period ended 2010. The increase in our operating expenses is largely the result of increased consulting fees related to planning and preparing project documentation for research and development for new patents and to a lesser extent an increase in professional fees associated with our financings, offset by a decrease in general and administrative expenses due to the completion of management consultancy fees from Debondo Capital.

Our net loss was $208,991 for the three months ending June 30, 2011, as compared with $61,141 for the same period ended 2010. Our net loss was $274,436 for the six months ending June 30, 2011, as compared with $106,210 for the same period ended 2010. The increase in the net loss is directly attributed the increase in operating expenses.

Liquidity and Capital Resources

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have a working capital deficit, and have incurred losses since inception resulting in an accumulated deficit of $933,777 as of June 30, 2011, and further losses are anticipated in the development of our business raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of June 30, 2011, we had total current assets of $1,329 consisting of cash and cash equivalents and total assets in the amount of $201,329. We had current liabilities in the amount of $504,861 as of June 30, 2011. Thus, we had a working capital deficit of $503,532 as of June 30, 2011.

Operating activities used $113,048 in cash for the six months ended June 30, 2011. Our net loss of $274,436 was the sole reason for our negative operating cash, offset by an increase in accrued expenses of $91,331, an increase in related party accrued expenses of $65,557, and an increase in related party accrued interest of $4,500. Financing activities during the six months ended June 30, 2011 generated $95,000 in cash during the period, all of which was due to proceeds from convertible notes, which was slightly offset by the repayment of $505 due to our director.

In March 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000. On May 3, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $32,500. The net proceeds of these financings, after deducting placement agent fees was $95,000, which  are to be used for general working capital purposes.

In June 2011, we entered into the Investment Agreement with Centurion for the provision of the equity line of up to $5 million. Pursuant to the terms and conditions of the Investment Agreement, we may sell newly issued shares of our common stock to Centurion (each such sale, a “put”) from time to time at a price equal to the lesser of (i) 96% of the Market Price (as defined below) of our common stock or (ii) the Market Price of our common stock minus $0.01, subject to certain dollar and share volume limitations for each put, until the earlier of (a) 36  months from the date of the Investment Agreement, or (b) until all puts under the Investment Agreement have reached an aggregate gross sales price equal to $5 million. Each put amount is limited to $250,000 provided further that the number of shares sold in each put shall not exceed a share volume limitation equal to the lesser of: (i)1.5 million shares; (ii) 17.5% of the aggregate trading volume, excluding any block trades that exceed 50,000 shares of common stock, of the common stock traded on our primary exchange during any pricing period for such put excluding any days where the lowest intra-day trade price is less than the trigger price (which is the greater of (i) the floor price plus a fixed discount of the lesser of $.(ii) the floor price if any set by us divided by 0.96 or (iii) $.01, the greater of all three clauses being referred to as the “Trigger Price”), (iii) an aggregate of $5,000,000 worth of common stock when combined with the put shares sold in all prior puts, and (iv) such number of put shares that when added to the number of shares of our common stock then beneficially owned by Centurion would exceed 9.9% of the number of shares of our common stock outstanding..  The Investment Agreement provides that prior to exercising any put we must have a registration statement declared effective with respect to the shares to be sold under the equity line. “Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for our common stock during the fifteen consecutive trading day period immediately following the date specified by us on which we intend to exercise the applicable put.   In connection with the preparation of the Investment Agreement and the registration rights agreement, we issued Centurion 128,453 shares of common stock as a document preparation fee in the amount of $20,000 and 1,091,703 shares of our common stock as a commitment fee having a value of $150,000.

Despite our recent financings, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements such as the equity line; however there can be no assurance that we will meet the conditions necessary to be able to use the equity line. Other than the equity line, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

We have notes payable issued to various lenders.  A summary of the outstanding notes are as follows: (i) On July 26, 2010, we issued a convertible promissory note, in the principal amount of $50,000, to Paramount Trading Company Inc. (the “Note”). The Note accrues interest at 12% per annum. The Note, together with all accrued interest, was due and payable by July 27, 2011 and is currently past due. The Note is convertible into shares of our common stock at fair market value, determined by the lesser of our share price of our last private offering or the 30 day average of our trading stock; (ii) On March 23, 2011, we issued a note in the aggregate principal amount of $65,000 (the “Note”). The Note bears interest at the rate of 8% per annum and matures on December 28, 2011. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 60% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event; (iii) On May 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a convertible promissory note (the “Note”) in the aggregate principal amount of $32,500. The Note bears interest at the rate of 8% per annum and matures on February 2, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event; and (iv) On May 18, 2010, we issued a convertible promissory note, in the principal amount of $25,000 (the “Note”). The Note accrues interest at 12% per annum. The Note, together with all accrued interest, is due and payable by September 3, 2011.

Set forth below is a chart of our outstanding debt obligations as of June 30, 2011:

Original Principal Amount	Maturity Date	Features
$50,000	July 27, 2011	Interest rate 12% Convertible into shares of our common stock determined by the lesser of our share price of our last private offering or the 30 day average of our trading stock
$65,000	December 28, 2011
Interest rate 8%
Convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 60% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date

$32,500	February 2, 2012
Interest rate 8%
Convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date

$25,000	September 3, 2011	Interest rate 12%

 Going Concern

We have a working capital deficit, and have incurred losses since inception resulting in an accumulated deficit of $933,777 as of June 30, 2011, and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. In January 2011, we hired an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

 Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.    Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Investment Agreement with Centurion, we issued an aggregate of 1,220,156 shares of our common stock to Centurion. These securities were issued in reliance on Section 4(2) of the Act. The issuance did not involve any general solicitation or advertising by us. Centurion acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

On May 3, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $32,000. The Note bears interest at the rate of 8% per annum and matures on February 2, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.  The Note was issued in reliance on Section 4(2) of the Act. The issuance did not involve any general solicitation or advertising by us. The holder of the Note acknowledged the existence of transfer restrictions applicable to the Note. The Note contains a legend stating the restrictions on transfer to which the Note is subject.

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENDUM BATTERIES INC.

Date: August 17, 2011	By:	/s/ Fraser Cottington
Name: Fraser Cottington
Title: Chief Executive Officer and Director