Form 10-Q
period 2011-09-30
VENDUM BATTERIES INC.
filed 2011-11-22
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  507,116,161 shares as of November 18, 2011

*Although the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, it is voluntarily filing its annual and quarterly reports.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
	September 30,	December 31,
ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$16,075	$21,766

Other Asset
Intellectual property	200,000	200,000

Total Assets	$216,075	$221,766

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$269,278	$157,605
Accrued expenses – related party	93,158	8,680
Accrued interest – related parties	17,227	7,188
Due to director	0	505
Convertible notes payable – related parties	75,000	75,000
Convertible notes payable- other	134,500	0

Total Liabilities	589,163	248,978

Stockholders' Deficit
Common stock, par value $.001, 750,000,000 shares authorized, 500,499,965 shares issued and outstanding (2010 – 500,499,965 issued and outstanding)	500,500	500,500
Additional paid-in capital	134,502	134,502
Cumulative translation adjustment	(4,558)	(2,873)
Deficit accumulated during the development stage	(1,003,532)	(659,341)
Total Stockholders' Deficit	(373,088)	(27,212)

Total Liabilities and Stockholders' Deficit	$216,075	$221,766

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO SEPTEMBER 30, 2011

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Period from November 16, 2009 (Inception) to September 30, 2011

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	19,563	12,550	70,555	21,854	116,402
Consulting fees	41,506	54,289	250,331	135,155	528,456
General and administrative expenses	3,146	10,587	13,265	26,627	41,446

TOTAL OPERATING EXPENSES	64,215	77,426	334,151	183,636	686,304

NET LOSS FROM OPERATIONS	(64,215)	(77,426)	(334,151)	(183,636)	(686,304)

OTHER INCOME (EXPENSE)
Interest expense	(5,540)	0	(10,040)	0	(17,228)
Impairment of intellectual property	0	0	0	0	(300,000)
TOTAL OTHER INCOME (EXPENSE)	(5,540)	0	(10,040)	0	(317,228)

LOSS BEFORE PROVISION FOR INCOME TAXES	(69,755)	(77,426)	(344,191)	(183,636)	(1,003,532)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(69,755)	$(77,426)	$(344,191)	$(183,636)	$(1,003,532)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	500,499,965	99,999,993	500,499,965	55,555,552

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO SEPTEMBER 30, 2011

	Common stock		Additional paid-in	Cumulative translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total
Inception, November 16, 2009	-	$-	$-	$-	$-	$-

Shares issued to founder	14	2		-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-		(3,577)	(23,965)	(27,542)

Balance, December 31, 2009	14	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(14)	(2)	2	-	-	0

Shares issued in merger	8,500,023	608	(608)	-	-	0

Shares issued on recapitalization	1,098,786,657	78,543	(78,543)	-	-	0

Shares cancelled by former officer	(873,786,635)	(62,459)	62,459	-	-	0

Shares issued for conversion of debt	33,750,013	2,413	72,587	-	-	75,000

Shares issued for conversion of debt	232,749,907	16,637	473,363	-	-	490,000

Stock split	-	64,258	(64,258)	-	-	0

Shares issued for cash	500,000	100	69,900	-	-	70,000

Stock split	-	400,400	(400,400)	-	-	0
Net loss and cumulative translation adjustment for the period ended December 31, 2010				704	(635,376)	(634,672)
Balance, December 31, 2010	500,499,965	500,500	134,502	(2,873)	(659,341)	(27,212)
Net loss and cumulative translation adjustment for the period ended September 30, 2011	-	-	-	(1,685)	(344,191)	(345,876)

Balance, September 30, 2011	500,499,965	$500,500	$134,502	$(4,558)	$(1,003,532)	$(373,088)

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO SEPTEMBER 30, 2011

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Period from November 16, 2009 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(344,191)	$(183,636)	$(1,003,532)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment of intellectual property	0	0	300,000
Changes in assets and liabilities:
Decrease in accounts receivable	0	4,812	0
Increase(decrease) in accrued expenses	111,673	51,157	269,278
Increase (decrease) in accrued expenses – related party	84,478	0	93,158
Increase in accrued interest – related parties	10,039	0	17,227
Cash Flows Used in Operating Activities	(138,001)	(127,667)	(323,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intellectual property	0	(10,000)	(10,000)
Cash Flows Used in Investing Activities	0	(10,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) due to director	(505)	505	0
Cash received for stock subscription receivable	0	2	2
Proceeds from convertible note payable	134,500	100,000	284,500
Proceeds from the sale of common stock	0	0	70,000
Cash Flows Provided by Financing Activities	133,995	100,507	354,502

Exchange rate effect on cash and cash equivalents	(1,685)	1,443	(4,558)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,691)	(35,717)	16,075
Cash and cash equivalents, beginning of period	21,766	41,518	0
Cash and cash equivalents, end of period	$16,075	$5,801	$16,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS
Stock issued for stock subscription receivable	$0	$0	$2
Note payable issued to acquire intellectual property	$0	$490,000	$490,000
Convertible notes payable converted to common stock	$0	$595,000	$75,000
Note payable settled in common stock	$0	$0	$565,000

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $1,003,532 as of September 30, 2011, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $16,075 and $21,766 of cash as of September 30, 2011 and December 31, 2010, respectively.

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

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended September 30, 2011 and December 31, 2010, respectively.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

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
SEPTEMBER 30, 2011

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses and interest at September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Professional fees	$28,808	$16,925
Consulting fees	240,470	140,680
Total accrued expenses	$269,278	$157,605

NOTE 6 – ACCRUED EXPENSES – RELATED PARTY

Accrued expenses – related party consisted amounts due to an officer and shareholder of the Company for consulting services. There was $93,158 and $8,680 of accrued expenses – related party as of September 30, 2011 and December 31, 2010, respectively.

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

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The balance of the convertible notes to related parties as of September 30, 2011 and December 31, 2010 was $75,000 and $75,000, respectively.

Accrued interest payable related to the above loans totaled $17,227 and $7,188 at September 30, 2011 and December 31, 2010, respectively.

On March 23, 2011, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of a Convertible Promissory Note in the aggregate principal amount of $65,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for general working capital purposes. The Notes bear interest at the rate of 8% per annum and matures on December 28, 2011. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 60% of the average of the lowest three trading prices of the Company’s common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

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

On May 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $32,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 8% per annum and matures on February 2, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On September 21, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $37,500. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 8% per annum and matures on June 9, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

NOTE 8 – DUE TO DIRECTOR

A director and shareholder of the Company advanced $1,005 (December 31, 2010 - $505)  to Vendum during the period ended March 31, 2011. The amount is unsecured, non-interest bearing and due on demand. The loan was repaid during the period ended September 30, 2011.

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
SEPTEMBER 30, 2011

NOTE 9 – COMMON STOCK (continued)

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

There were 500,499,965 and 500,499,965 shares of common stock issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.

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

VENDUM BATTERIES INC.
(FORMERLY WISHART ENTERPRISES LIMITED)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 – INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of approximately $1,003,500 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following:

	September 30,	September 30,
	2011	2010
Federal income tax attributable to:
Current Operations	$117,025	$62,000
Less: valuation allowance	(117,025)	(62,000)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30,	December 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$338,086	$221,061
Less: valuation allowance	(338,086)	(221,061)
Net deferred tax asset	$0	$0

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2011 through November 2, 2011 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Company Overview

We were incorporated under the name Wishart Enterprises Limited in December 2006.  On May 3, 2010, we entered into a share exchange (the “Share Exchange”) with Vendum Batteries Limited (“VDL”) whereby we acquired all of the issued and outstanding common stock of VDL and it became our wholly owned subsidiary.  We changed our name to Vendum Batteries Inc. and our line of business from the health related business to working on the development of a new, environmentally friendly, cellulose-based power source.  In connection with the Share Exchange we engaged in a 5 for 1 forward-split of our common stock. VDL was incorporated in the United Kingdom in November 2009 and in January 2010 it acquired a patent, which subsequently lapsed, for the development of a non-toxic paper battery technology that does not use any rare earth metals or toxic metals and instead uses carbon nanotube electrode technology. We are currently working on developing new intellectual property that is based upon this patented technology that VDL acquired.   Our development efforts, however, are only in the pre-production stage and we do not have any products developed or otherwise ready for sale, as we have not yet completed our work on the development of the technology and/or a prototype of our proposed new product.   We do not intend to produce any batteries we may develop ourselves, instead we intend to license the technology or ‘know how’ that we may develop to third parties who would then produce and commercialize batteries based upon our licensed technology.

The battery that we are working on developing will be based on carbon nanotube technology and is intended to be non-toxic, light-weight and rechargeable.  Carbon nanotube technology utilizes carbon nanotubes, which are tube-shaped materials made of carbon, having the diameter on the nanometer scale, which is one-billionth of a meter, or about one ten-thousandth of the thickness of a human hair.  Due to the size of the nanotubes, we believe we will be able to develop a battery that will be extremely thin and light-weight.  Since we expect that it will be primarily composed of cellulose and not use any of the toxic heavy metals used in traditional batteries, such as mercury, lead, chromium, or cadmium, we also expect that the battery to be developed will be biodegradable.  While we have not yet completed development of the technology or a prototype of the proposed battery, we expect it to be completed in early 2012 provided that we have adequate funding to continue our research and development efforts.

During the year ended December 31, 2010 we incurred a loss of ($635,376). For the nine months ended September 30, 2011 we incurred a loss of ($344,191) and at September 30, 2011 we had a working capital deficit of ($573,088).   To date we have not generated any revenue and have incurred significant operating losses since our inception, resulting in a deficit accumulated of $1,003,532 at September 30, 2011 and $659,341 at December 31, 2010.  The opinion of our independent registered accounting firm for the fiscal years ended December 31, 2010 and December 31, 2009 is qualified subject to substantial doubt as to our ability as a going concern. Our current burn rate is $26,000 per month and we anticipate that we will need a minimum of $500,000 to accomplish our business goals.  We have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As of September 30, 2011 we have notes in the aggregate principal amount of $209,500 outstanding.  Of such amount, a note in the principal amount of $25,000 was due in September 2011 and is currently in default, a note in the principal amount of $50,000 was due July 27, 2011 and is currently in default and a note in the principal amount of $7,000 was due in April 2011 and is currently in default.  We do not have the funds to repay the notes. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements such as our $5,000,000 equity line (the “Equity Line”) with Centurion Private Equity, LLC (“Centurion”); however it is doubtful that we will be able to use the full Equity Line due to the conditions to its use, which include having two members of our board of directors who are independent, and there can be no assurance that we will meet the conditions necessary to be able to use the Equity Line, in which case the funds to be raised through the Equity Line will not be enough to achieve the basic goals of our business plan.  Other than the Equity Line, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.  In addition, if the price that we issue any shares of our stock in a put is lower than the conversion price of our three notes in the principal amounts of $65,000, $32,500 and $37,500, certain of our lenders will be entitled to reduce the price at which they convert their notes to shares of our common stock and therefore will be entitled to receive more shares than anticipated, which will have the effect of diluting the shares of common stock of our investors.  However, a reduction in the conversion price as set forth above will result in us issuing a greater number of shares of common stock than anticipated, which will have the effect of diluting the shares of common stock of our investors.

Recent Developments

On September 21, 2011, we received funds in connection with a Securities Purchase Agreement, dated as of September 7, 2011, with an accredited investor for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $37,500.  The Note bears interest at the rate of 8% per annum and matures on June 9, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 55% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.  The Note was issued in reliance on Section 4(2) of the Act. The issuance did not involve any general solicitation or advertising by us. The holder of the Note acknowledged the existence of transfer restrictions applicable to the Note. The Note contains a legend stating the restrictions on transfer to which the Note is subject.

Results of Operations for the three and nine months ended September 30, 2011 and September 30, 2010

We generated no revenue for the period from November 16, 2009 (Date of Inception) until September 30, 2011. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern. If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses decreased approximately 17% to $64,215 for the three months ending September 30, 2011, as compared with $77,426 for the same period ended 2010. Our operating expenses increased approximately 82% to $334,151 for the nine months ending September 30, 2011, as compared with $183,636 for the same period ended 2010. The increase in our operating expenses for the nine month period is largely the result of increased consulting fees related to planning and preparing project documentation for research and development for new patents and to a lesser extent an increase in professional fees associated with our financings, offset by a decrease in general and administrative expenses due to the completion of management consultancy fees from Debondo Capital.

Our net loss decreased approximately 10% for the comparative three month periods and was $69,755 for the three months ending September 30, 2011, as compared with $77,426 for the same period ended 2010. Our net loss increased approximately 82% for the comparative nine month periods and was $344,191 for the nine months ending September 30, 2011, as compared with $183,636 for the same period ended 2010. The increase in the net loss is directly attributed the increase in operating expenses primarily the increase in consulting fees.

Liquidity and Capital Resources

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have a working capital deficit, and have incurred losses since inception resulting in an accumulated deficit of $1,003,532 as of September 30, 2011, and further losses are anticipated in the development of our business, raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of September 30, 2011, we had total current assets of $16,075 consisting of cash and cash equivalents and total assets in the amount of $216,075. We had current liabilities in the amount of $589,163 as of September 30, 2011. Thus, we had a working capital deficit of ($573,088) as of September 30, 2011.

Operating activities used $138,001 in cash for the nine months ended September 30, 2011. Our net loss of $344,191 was the primary reason for our negative operating cash, offset by an increase in accrued expenses of $111,673, an increase in related party accrued expenses of $84,478, and an increase in related party accrued interest of $10,039. Financing activities during the nine months ended September 30, 2011 generated $133,995 in cash during the period, all of which was due to proceeds from convertible notes, which was slightly offset by the repayment of $505 due to our director.

On March 23, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a promissory note in the aggregate principal amount of $65,000 (the “March Note”). Additionally, on May 3, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a promissory note in the aggregate principal amount of $32,500 (the “May Note”). On September 21, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a promissory note in the aggregate principal amount of $37,500 (the “September Note,” and together with the March Note and the May Note, the “Notes”). The net proceeds of these financings, after deducting placement agent fees, are to be used for general working capital purposes.  The March Note bears interest at the rate of 8% per annum and matures on December 28, 2011. The May Note bears interest at a rate of 8% and matures on February 2, 2012. The September Note bears interest at a rate of 8% and matures on June 9, 2012.  The March Note is convertible into shares of our common stock beginning 180 days from the date of the March Note at a conversion price of 60% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The May Note is convertible into shares of our common stock beginning 180 days from the date of the May Note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. The September Note is convertible into shares of our common stock beginning 180 days from the date of the September Note at a conversion price of 55% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. We are only entitled to prepay the Notes from the date of the Notes until 90 days thereafter at 150% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Notes, so long as the holders of the Notes have not elected to convert the Notes into our common stock.  We are only entitled to prepay the Notes 91 days from the date of the Notes up to 180 days from the date of the Notes at 175% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Notes. We have no right to prepay the Notes after 180 days from the date of the Notes. Unless waived in writing by the holders of the Notes, we are prohibited from effecting the conversion of the Notes to the extent that as a result of such conversion the holders thereof would beneficially own more than 4.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. While the Notes are outstanding, the holder is entitled to a reduction in the conversion price if we issue any securities for a per share price less than the conversion price in effect available to the holder. Under each Securities Purchase Agreement, the holder is entitled to a right of first refusal on any subsequent equity offerings (or debt offerings with an equity component) that we may engage in for a period of one year.

For so long as we have any obligation under the Notes, we agreed to certain restrictions on our ability to declare dividends, repurchase our capital stock, borrow money, sell our assets, or advance loans to others.  The Notes contain events of default which, if triggered, will result in the requirement to pay a default amount as specified in the Notes.  The default amount depends on the particular event of default.  In some cases, the amount we would owe the holder could be two times the sum of the outstanding principal balance of the Notes, accrued and unpaid interest, default interest (at 22% per annum), and other amounts required under the Notes.  In other cases, the amount we would owe the holder would be 150% of the sum of the outstanding principal balance of the Notes, accrued and unpaid interest, default interest, and other amounts required under the Notes.  Other cases elicit other default amounts as provided under the Notes.  The Notes also provide for an option for the holder to take the default amount in shares of our common stock under a formula provided in the Notes in lieu of a cash payout.

In June 2011, we entered into the Investment Agreement (the “Investment Agreement”) with Centurion for the provision of the Equity Line of up to $5,000,000. Pursuant to the terms and conditions of the Investment Agreement, we may sell newly issued shares of our common stock to Centurion (each such sale, a “put”) from time to time at a price equal to the lesser of: (i) 96% of the Market Price (as defined below) of our common stock; or (ii) the Market Price of our common stock minus $0.01, subject to certain dollar and share volume limitations for each put, until the earlier of: (a) 36  months from the date of the Investment Agreement; or (b) until all puts under the Investment Agreement have reached an aggregate gross sales price equal to $5,000,000. Each put amount is limited to $250,000, provided further that the number of shares sold in each put shall not exceed a share volume limitation equal to the lesser of: (i) 1.5 million shares; (ii) 17.5% of the aggregate trading volume, excluding any block trades that exceed 50,000 shares of common stock, of the common stock traded on our primary exchange during any pricing period for such put excluding any days where the lowest intra-day trade price is less than the trigger price (which is the greater of: (a) the floor price plus a fixed discount of the lesser of $.01; (b) the floor price if any set by us divided by 0.96; or (c) $.01, the greater of all three clauses being referred to as the “Trigger Price”); (iii) an aggregate of $5,000,000 worth of common stock when combined with the put shares sold in all prior puts; or (iv) such number of put shares that when added to the number of shares of our common stock then beneficially owned by Centurion would exceed 9.9% of the number of shares of our common stock outstanding. The Investment Agreement provides that prior to exercising any put we must have a registration statement declared effective with respect to the shares to be sold under the Equity Line. “Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for our common stock during the fifteen consecutive trading day period immediately following the date specified by us on which we intend to exercise the applicable put. In connection with the preparation of the Investment Agreement and the registration rights agreement with Centurion, we issued Centurion 128,453 shares of common stock as a document preparation fee having a value of $20,000 and 1,091,703 shares of our common stock as a commitment fee having a value of $150,000.

Despite our recent financings, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements such as the Equity Line; however there can be no assurance that we will meet the conditions necessary to be able to use the Equity Line and even if such conditions are met, it is doubtful that we will be able to utilize the Equity Line to meet all of our funding needs or that we will be able to fully utilize the Equity Line. Other than the Equity Line, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

We have notes payable issued to various lenders.  A summary of the outstanding notes are as follows: (i) on July 26, 2010, we issued a convertible promissory note, in the principal amount of $50,000, to Paramount Trading Company Inc. The note accrues interest at 12% per annum. The note, together with all accrued interest, was due and payable by July 27, 2011 and to date no payment has been made under the note and we are in default under the note. The note is convertible into shares of our common stock at fair market value, determined by the lesser of our share price of our last private offering or the 30 day average of our trading stock; (ii) on March 23, 2011, we issued a note in the aggregate principal amount of $65,000. The note bears interest at the rate of 8% per annum and matures on December 28, 2011. The note is convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 60% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event; (iii) on May 3, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $32,500. The note bears interest at the rate of 8% per annum and matures on February 2, 2012. The note is convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event; (iv) on May 18, 2010, we issued a convertible promissory note, in the principal amount of $25,000. The note accrues interest at 12% per annum. The note, together with all accrued interest, was due and payable by September 3, 2011; (v) on March 31, 2011, we entered issued a note in the principal amount of $7,000 that was due and payable by April 30, 2011.  To date this loan has not been repaid; and (vi) on September 21, 2011 we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $37,500. The note bears interest at the rate of 8% per annum and matures on June 9, 2012. The note is convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 55% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

Set forth below is a chart of our outstanding debt obligations as of September 30, 2011:

Original Principal Amount	Maturity Date	Features
$50,000	July 27, 2011	Interest rate 12% Convertible into shares of our common stock determined by the lesser of our share price of our last private offering or the 30 day average of our trading stock

$65,000	December 28, 2011
Interest rate 8%
Convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 60% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date

$32,500	February 2, 2012
Interest rate 8%
Convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date

$25,000	September 3, 2011	Interest rate 12%

$7,000	April 30, 2011	Interest rate 5%

$37,500	June 9, 2012
Interest rate 8%
Convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 55% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date.

The opinion of our independent registered accounting firm for the fiscal year ended December 31, 2010 and December 31, 2009 is qualified subject to substantial doubt as to our ability as a going concern. Our current burn rate is $26,000 per month and we anticipate that we will need a minimum of $500,000 to accomplish our business goals.  We have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As of September 30, 2011 we have notes in the aggregate principal amount of $175,500 outstanding.  Of such amount, a note in the principal amount of $25,000 was due in September 2011 and is currently in default, a note in the principal amount of $50,000 was due July 27, 2011 and is currently in default and a note in the principal amount of $7,000 was due in April 2011 and is currently in default.  We do not have the funds to repay the notes. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements such as our $5,000,000 Equity Line; however it is doubtful that we will be able to use the full Equity Line due to the conditions to its use, and there can be no assurance that we will meet the conditions necessary to be able to use the Equity Line, which include having two members of our board of directors who are independent.  Other than the Equity Line, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have a working capital deficit, and have incurred losses since inception resulting in an accumulated deficit of $1,003,532 as of September 30, 2011, and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In July 2011, we issued 5,000,000 shares of our common stock to two advisors in accordance with the terms of agreements that we entered into during the prior year. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act since the issuances did not involve a public offering. These issuances were not a public offering as defined in Section 4(2) because the offers and sales were made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by us. Based on an analysis of the above factors, our company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these issuances.

On September 21, 2011, we received funds in connection with a Securities Purchase Agreement, dated as of September 7, 2011 (the “Purchase Agreement”), with an accredited investor for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $37,500.  The Note bears interest at the rate of 8% per annum and matures on June 9, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 55% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB preceding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.   This issuance qualified for exemption under Section 4(2) of the Securities Act and Regulation D thereunder since the issuances did not involve a public offering. The issuance was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The issuance was done with no general solicitation or advertising by us. Based on an analysis of the above factors, our company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the issuance.

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

Item 5.     Other Information

None

Item 6.      Exhibits
Exhibit Number	Description of Exhibit

4.1	Convertible Promissory Note, dated September 7, 2011, in the principal amount of $37,500 (incorporated by reference to the Current Report on Form 8-K filed on September 22, 2011)
10.1
Securities Purchase Agreement, dated as of September 7, 2011, by and between the Company and Asher Enterprises, Inc. (incorporated by reference to the Current Report on Form 8-K filed on September 22, 2011)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENDUM BATTERIES INC.

Date: November 22, 2011	By:	/s/ Fraser Cottington
Name: Fraser Cottington
Title: Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)