Form 10-K
period 2011-12-31
VENDUM BATTERIES INC.
filed 2012-04-13
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number : 333-149197

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
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐       No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. *  Yes  ☐      No  ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐       No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Although the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1933, it is voluntarily filing its annual and quarterly reports

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $62,872,139 based on $.12, the price at which the registrant’s common stock was last sold on that date.

As of April 9, 2012, the issuer had 523,934,496 shares of common stock outstanding.

Documents incorporated by reference: None.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosures	8
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 8.	Financial Statements and Supplementary Data	14
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	16
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13.	Certain Relationships and Related Transactions, and Director Independence	19
Item 14.	Principal Accountant Fees and Services	20
PART IV
Item 15.	Exhibits, Financial Statement Schedules	21

PART I
ITEM 1.   BUSINESS

Company Overview

We were incorporated under the name Wilshire Enterprises Limited in December 2006.  On May 3, 2010, we entered into a share exchange (the “Share Exchange”) with Vendum Batteries Limited (“VDL”) whereby we acquired all of the issued and outstanding common stock of VDL and it became our wholly owned subsidiary.  We changed our name to Vendum Batteries Inc. and our line of business from the health related business to the development of a new cellulose-based power source.  In connection with the Share Exchange we engaged in a 5 for 1 forward-split our common stock. VDL was incorporated in the United Kingdom in November 2009 and in January 2010 it acquired a patent for the development of a non-toxic paper battery technology that does not use any rare earth metals or toxic metals and instead uses carbon nanotube electrode technology.  We are currently developing new intellectual property that is based upon the patented technology and do not have any products as we have not yet completed development of the technology or a prototype.   We do not intend to produce the batteries ourselves, instead we intend to license the technology or ‘know how’ that we develop to third parties who will then develop and commercialize the batteries based upon our licensed technology.

Our Business

We are working on developing a non-toxic, CNT based light-weight, rechargeable battery that we intend to market to various industries. We are currently in the pre-production stage and do not have any products as we have not yet completed development of the technology or a prototype. However, with the assistance of outside advisors, which include individuals at Surrey & Oxford Universities (with whom we do not have any written agreements other than confidentiality agreements), we have written research and development project documentation for our technology development. This proprietary battery is being designed to be entirely biodegradable, since it will be primarily composed of cellulose and will not use any of the toxic elements used in traditional batteries, such as mercury, lead, chromium, or cadmium. We intend to seek global patent protection of our proprietary battery in Europe and North America and use the ‘Priority Date’ in any other country we wish to file. Upon the completion of the development of the prototype, which cannot be completed until we receive sufficient financing and then should be several months after financing is received, we intend to perfect prototypes and provide proof of concept that the technology can be cost effectively mass produced.  However, our development efforts are on hold pending the receipt of financing and there can be no assurance that any such financing will be obtained.  We do not intend to produce the batteries ourselves, instead we intend to license the technology or ‘know how’ that we develop to third parties who will then develop and commercialize the batteries based upon our licensed technology. We are seeking to offer our ‘know how’ as services to create collaborative partnerships with third parties, such as original equipment manufacturers (OEMs) to either further develop solutions, or create new materials and production processes.  Until such time as a prototype for our product is complete, we cannot ascertain the cost of our product.

Due to our own investigations of the patent landscape in late 2010, which includes the review by a paid advisor of the work at MIT, we believe our technology to be cutting edge and unduplicated. We hope to develop a non-toxic energy storage source that will be capable of providing higher power output for much longer periods of time than current batteries.  However, there is no guarantee that we will be able to develop a battery utilizing CNT and cellulose technology that will be capable of providing higher output for longer periods of time than current batteries. We believe that the batteries using our technology will have the potential to be small, flexible and light-weight, and eventually may also be utilized in human implant technology, such as in pacemakers and cochlear implants.

Our primary focus today is seeking to develop batteries that can be used to power greeting cards, audio books, intelligent packaging and eventually mobile phones, PDA’s, iPods, music players, games consoles, laptops.  If perfected as a hybrid battery and supercapacitor our technology could be used in CCTV cameras, roadwork lighting and signs.  After we have established our primary focus, we intend to market our paper based lightweight batteries, supercapacitors and sensors to the automotive and aeronautical industries.

During 2012, we intend to engage in additional research and development to ascertain the thermal conductive and field emission display properties of CNT based composite materials that have been observed by other scientists and university studies in an effort to create materials for insulation, heat capture and even energy generation. Research into the thermal conductive properties of cellulose and CNT materials may offer exciting new ways of developing smart materials that capture body heat and release it when required.

We intend to grow our intellectual property (IP) portfolio as quickly as funding will allow, but also foresee opportunities to make share exchange acquisitions, by selling our ‘know how’ to co-develop new materials with  under performing companies within the CNT industry and assist them in creating new IP to attract new investment. We intend to fulfill our medium and longer term strategic goals by seeking to acquire percentages of under - performing companies and those needing ‘know how’ to attract investment to further develop their products within the CNT industry. In an effort to diversify ourselves and not be dependent upon one single technology, we will seek to acquire companies, providing different ways to produce and develop the technologies that deliver both a super capacitor and a battery using CNT technologies, as well as those companies and individuals that can provide technical expertise in further researching alternative nano wire types and the use of polymers. We will also look at printed battery technology, which is already produced by one of our competitors, as it looks as if it may become one of the simplest and cost effective CNT battery types to mass produce. Finally, we will attempt to locate a company that is both proficient at producing CNT’s and providing competitors with electronics quality CNT’s, so that we can minimize the need for raw CNT producers and associated costs to transport them to the battery production facility.

Properties

We do not own or lease any real property Our principal executive offices are located at 400 Thames Valley Park Drive, Reading, Berkshire, England, RG6 1PT.  Our Chief Executive Officer has provided us office space without charge.

Principal Products and Services

Our business model has been to develop intellectual property and sell licenses to use our “green” and “non-toxic” paper battery technology. We expect to outsource all manufacturing.

Our paper battery is currently being designed to use a paper-thin sheet of cellulose infused with aligned CNT. The nanotubes act as electrodes, allowing the storage devices to conduct electricity. More than 90% of the battery is expected to be made of cellulose, the same compound that is derived from plant cells and is used in newsprint, loose leaf paper, lunch bags and most types of paper.  The battery is being developed to provide a low, steady power output, as well as a super capacitor’s quick burst of energy. While a conventional battery contains a number of separate components, we are aiming for the paper battery to be able to integrate all of the battery components in a single structure to try and make it more energy efficient and light-weight.

We believe that our batteries will be unique in the following ways:

1.	Nanotechnology. Our batteries are to be manufactured with nanotechnology on a paper-thin sheet of cellulose infused with aligned carbon nanotubes that act as electricity conducting electrodes.

2.
Ecological  Our batteries will not contain any mercury, lead, chromium, cadmium or other heavy metals that are found in today’s batteries nor will any ozone-depleting solvents be used in production.   We are designing our batteries to be 90% composed of cellulose, which is the same plant cell used in paper products and therefore biodegradable.

3.
Temperature resistant.   We believe the lack of water content in our batteries will allow them to function in extreme temperatures ranging from temperatures up to 300° F and down to 100° F below zero   and our batteries will eventually be capable of powering a small device such as a pacemaker or cochlear implant without introducing any harsh chemicals into the body.

4.
Flexible.   We believe the device will have the ability to be rolled, twisted, folded, or cut into any number of shapes with no loss of mechanical integrity or efficiency.  As development progresses, we expect that the paper batteries will be stackable to boost the total power output.   If power output is grown, the paper battery could be moldable into different shapes which we believe would enable important new engineering innovations.

5.
Better alternative.  Our batteries are expected to provide a low, steady power output, as well as have a super-capacitor’s quick burst of energy.  In comparison, while a conventional battery contains a number of separate components, our batteries will integrate all of the battery components in a single structure making it more energy efficient and light-weight.

Background of the Invention

The basic components of a battery are the electrodes with terminals to connect to an external circuit, a separator to keep the electrodes apart and prevent them from shorting, the electrolyte which carries the charged ions resulting from the chemical reactions taking place at the electrodes and a cover to contain the active chemicals and hold the electrodes in place.

The chemical reactions made use of in batteries involve oxidation and reduction reactions (redox reactions). There are two broad classes of batteries:  (1) liquid state batteries ("wet" batteries), in which the electrolyte is liquid or wet; and (2) solid state batteries ("dry batteries"), in which the electrolyte is in a solid state. All current batteries utilize similar procedures to create electricity, which is the use of chemical reactions to trap ions that move from one electrode to another, however, variations in materials and construction have produced different types of batteries.

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

The anode material in a battery may be e.g. Cu, Pb, Ni, Fe, Cr, Zn, Al, Mg or Li, while the cathode may be e.g. of Ferrate, Iron oxide, Cuprous oxide, Cupric oxide, Cobaltic oxide, Manganese dioxide, Lead dioxide, Silver oxide, Nickel oxyhydroxide, Nickel dioxide, Silver peroxide, Permanganate, or Bromate. E.g. a carbon/zinc cell "dry" battery uses a zinc anode, a manganese dioxide cathode, and an electrolyte of ammonium chloride and/or zinc chloride dissolved in water.  These materials can be costly and difficult to obtain and therefore scientists have been attempting to develop an alternative, such as a battery based on CNTs.

However, batteries that use CNTs do not use the standard anode material and our battery will not contain water either.  Our battery will store energy in an electric field. Thin film batteries, which term in this text is to be understood as "layered-structured batteries" in any shape or size, and flexible batteries can be made by printing onto paper, plastics, or other kind of thin foil. Because of their relatively small thickness, the energy storage and current carrying capacity of thin film batteries has been low, these properties being, however, dependent on their area as well and can be made sufficient for desired applications. They have unique properties, which distinguish them from conventional batteries, and in fact the capacity is still enough for a lot of applications. We believe thin film batteries will have a wide range of uses as power sources for consumer products. Thin film batteries are flexible and therefore we believe will also be suitable for powering smart cards and Radio Frequency Identification (RFID) tags.

Distribution Methods and Marketing

We intend to be  a licensing and project management company and therefore do not intend to acquire manufacturing facilities. All work on product development and manufacturing is expected to be outsourced.

We do not plan to manufacture the products, but rather intend to license the technology by developing working prototypes that provide ‘proof of concept’ in using CNT based solutions to provide improved performance, weight, or flexibility. We are currently developing designs and project planning documentation for prototypes and our next step is to prove scalable mass production capability, which would open up opportunities to license the technology to manufacturers and developers to bring a commercially viable nontoxic product to the global market. It is possible our batteries may be more costly than the typical battery due to the high cost of CNTs, or market forces, but we believe that governments and consumers will still be interested in a non toxic battery.

We believe that manufacturers of all types of commercial products - from microchips to cell phones, lawnmowers to automobiles, medical implants to cordless power tools - would benefit from battery technology with better performance that is lighter, smaller, safer and greener, and we intend to deliver that technology.

The Industry

According to a report published by the Global Industry Analysts, Inc. in January 2011, the global market for rechargeable batteries is forecast to reach $16.4 billion by the year 2015.  The factors that the report attributes to driving market growth include growing consumer acceptance of rechargeable battery technologies in various parts of the world, rapid growth in the electronics market and the increasing role of rechargeable batteries in the automotive sector. In addition, innovative product launches and rising demand from Asia-Pacific including China are also cited as aiding the growth in the market. While the United States is in the midst of an economic slowdown and many parts of the world were affected by the global financial crisis during 2008 and 2009 that led to a decline in the global battery market, it is reported in the Global Industry Analysts, Inc. January 2011 publication that the industry is expected to increase due to growth in the electronics market, innovative product launches and the increased role of rechargeable batteries in the automotive sector. Asia- Pacific represents the largest and fastest growing regional market for rechargeable batteries worldwide and Europe represents another major market for rechargeable batteries.

Innovative Research and Products Inc reports in its November 2010 publication that the global market for thin-film batteries is expected to increase to $600 million by 2015 with a rapid growth rate of 46.1% annually over the next five years. The range for the average annual growth is expected to be 37.9% to 676.8% for the six major regions (North America, Europe, Japan, China, India and Korea) for the period 2010 to 2015. The report states that the feature of thin-film batteries, which is their ability to provide the required power while occupying little space and adding negligible mass, accounts for the growth of their market.  In addition, the report indicated that the fact that they can be suited for a variety of applications requiring low-voltage power where traditional batteries are problematic is also mentioned as a factor aiding this growth.

Research and Development

During the last two years we spent approximately $50,000 on our research and development activities, which primarily included payments made to a technical advisor to analyze the initial intellectual property that VDL acquired, which consisted of a patent application for nine patent claims for a Carbon Nanotube and cellulose paper battery.  Once it was determined that the existing patented technology that was acquired by VDL had some limited potential, it was decided to let that application lapse and instead develop enhanced technology based in part on the initial technology. We have now completed writing a ‘know how’ project document to develop a CNT and cellulose paper battery.

We have studied the CNT production market and patent landscape, which has included having engaged Dr. Bojan Boskovic to prepare three research reports, including a complete review of current patents in the CNT and cellulose battery market and supercapacitors.

Sources and Availability of Raw Materials and Principal Suppliers

CNTs are very small; the diameter of a nanotube is on the order of one nano-meter, many times smaller than the width of a human hair, but up to several microns long. CNTs come in two principal forms, single-walled carbon nanotubes (SWCNT) and multi-walled (MWCNT). SWCNT are a one-atom-thick layer of graphite, called graphene, wrapped into a seamless cylinder with either open or closed ends and CNTs can be conducting or semi-conducting.

We will most likely use SWCNTs, which are available from established chemical companies around the world. The chemical companies we will source from will be experienced in producing consistent quality nanotubes intended for the electronics market, and so far we have identified the following potential suppliers: Nano-C in the U.S., Thomas Swan in the U.K., and Nanocyl in Belgium. All companies have demonstrated specialist capability in producing SWCNT for our purposes and offer expertise in use of CNT’s in other applications such as memory, clear conducting polymers for flat panel displays, should we to diversify.

With R&D not yet completed pending funding, we are not committed to any one supplier of CNTs. We are considering ways that we can create patents for the actual processes required to optimize the CNT and cellulose material as well as end products, if perfected potentially opening up earlier revenue streams. We have had discussions with the University of Surrey and Oxford regarding conducting research in partnership with each of them but have not entered into any written agreement with either of them other than a non disclosure agreement due to our lack of funding. No assurance can be given that in the interim, pending funding, that the universities we have selected to partner with will partner with other companies.

Customers

Our strategy is to diversify our customer base and avoid having any one customer providing more that 20% of our total net income.  We will attempt to minimize risk by spreading the work across multi regions, such as Europe, US and Canada.  Currently, all of our development work has been conducted in the United Kingdom. The aim is to create collaborative partnerships so we can spread the financial risk of developing finished products and processes. By patenting both the product and process, we expect to open up multiple license opportunities, in multiple markets.

Competition and Market Overview

Our market is dominated by a few major companies, many of whom develop their own technology and manufacture products that incorporate the technology.  These competitors have greater financial resources than us and greater ability to reach the end customers, therefore making it potentially more difficult for our potential licensees to compete in the market and to attract licensees to license our technology   This is mainly driven by the fact that CNTs are both expensive at this time and that there are also few companies who can manufacture the volumes required for mass market products thereby making it more difficult for our potential licensees to produce products that incorporate our technology at prices competitive with those of the larger companies that manufacture batteries.

The industry consists of major companies, most of which have existing relationships in the markets into which our licensees will sell as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. Included among our competitors are various universities such as the Massachusetts Institute of Technology and Stanford University, each of which is conducting extensive research into the development of batteries using carbon nanotubes. These companies or universities may develop batteries or other technologies that perform as well as or better than our batteries. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-starting/lighting/ignition lead-acid batteries as well as those developing carbon nanotubes batteries. A number of our competitors have existing and evolving relationships with our target customers. These competitors may be able to offer lower prices for their batteries than we can offer, in order to compete with us, particularly in the transportation market. In addition, we expect new competitors will enter the markets for our products in the future. Potential customers may choose to do business with our more established competitors, because of their perception that our competitors are more stable, are more likely to complete various projects, can scale operations more quickly, have greater manufacturing capacity, and are more likely to continue as a going concern and lend greater credibility to any joint venture. If we are unable to compete successfully against manufacturers of other batteries or technologies in any of our targeted applications, our business could suffer, and we could lose or be unable to gain market share.

Government Regulation

We are not currently directly affected by any governmental regulations in that the regulations apply to manufacturers of batteries and we are not expecting to mass produce any end products, but to sell licenses to other partners who are already established businesses in their own countries. However, we will indirectly be impacted by such regulations in that our licensees will be required to comply with certain regulations and therefore our technology for the production of batteries will be required to enable the batteries to be manufactured in compliance with such regulations, which may result in a price increase of our products.  Localized laws on the use of CNTs in products may be a consideration that we expect to have been addressed at the design stage.

Environmental Regulation and Compliance

We do not anticipate any costs or effects from environmental compliance. Although there are certain health and safety issues with CNT s that need to be addressed,  we intend that any agreement that we enter into with potential partners such as Thomas Swann & Co. Ltd., a manufacturer of performance and specialty chemicals located in the United Kingdom, will provide that such partner is required to ensure that any CNT products which get past the development stage and into the production stage will have already met all International Organization for Standardization (ISO) standards, an international non-governmental body that promotes global standards for business, government and society, and/or their foreign counterparts.

Employees

We currently have no full time employees, but several consultants and technical advisors.  We do not have written agreements with any of our consultants or advisors other than non-disclosure agreements, however, we have retained our sole director and sole officer, Fraser Cottington, who performs his duties for the company on a consultancy basis. Members of our former advisory board and Dr. Boskovic were also retained to help us in the development stage and we expect will continue to support us through to commercialization of our products and services.   Subject to funding we are in discussion with all members of the technical advisory team to renegotiate agreement terms.

Dr. Bojan Boskovic is an independent advisor to the board and has played a vital part in helping us research and identify the CNT and battery patent landscape, key competitors and market opportunity to create new intellectual property in both the battery and supercapacitor markets. For his services, Dr. Boskovic is paid an hourly rate and has received an aggregate of $21,253 for his services during 2010 and through December31, 2011. It is anticipated that upon our receipt of funding Dr. Boskovic will be signing a formal consultancy agreement to become Chief Operations Officer, upon which he will oversee all aspects of R&D management, both in the UK and the US in tandem upon commencement of activities there. Currently our only research and development activities are in the UK where he has already overseen the R&D plans with Surrey University and helped create project planning documentation with Prabhakar Bandaru at UCSD and Peter Skabara at University of Strathclyde (both former members of our advisory board).  We do not yet have any written advisory agreement with Dr. Boskovic which commits him to oversee such activities and there can be no assurance that Dr. Boskovic will oversee the activities that we expect he will oversee.

Dr. Boskovic is a founder and CEO of the Cambridge Nanomaterials Technology Ltd (www.CNT-Ltd.co.uk ), a consultancy company specialized in carbon nanomaterials. He has more than ten years of hands-on expertise in carbon nanomaterials and composites from industry and academia in the UK and Europe and extensive network of contacts in the field. Previously, he worked as a CNT R&D Manager at Nanocyl, a carbon nanotube manufacturing company in Europe. At Nanocyl he was leading a team of researchers and scientists in carbon nanomaterials applications ranging from polymer composites to electronic and bio-medical applications. He was also a Principal Engineer-Carbon Scientist at Meggitt Aircraft Braking Systems, where he was leading an R&D project to develop new aircraft brakes based on carbon nano-materials. He worked as a Research Associate at the University of Cambridge on carbon nanotube synthesis and on carbon nanotube – carbon fibre epoxy composites for aerospace applications.   Before coming to Cambridge he was a Senior Specialist at The Morgan Crucible PLC where he invented method for in situ growth of carbon nanotubes within carbon fiber cloth that he later utilized at Meggitt for aircraft brake discs carbon-carbon composite materials.  During his PhD at the University of Surrey he invented a low temperature carbon nanofibre synthesis method using PECVD. This research was granted a patent, published in Nature Materials and utilized by CNT synthesis equipment manufacturer Surrey Nano Systems. He is a board member of the British Composites Society and a member of the Steering and Review Group for the Mini-IGT in Nanotechnology that advices UK Government on nanotechnology strategy.

MANUFACTURING AND QUALITY CONTROL

We do not intend to manufacture any products but instead plan to outsource the manufacture of our products.  Our products will be manufactured by third parties and we will be reliant upon these third parties to maintain proper quality control.  Our manufacturer will be required to maintain good manufacturing compliance.  We also intend to do our own random testing of our products to ensure that they meet our specific quality standards.  Inasmuch as we will not manufacture the products and we will not be subject to good manufacturing regulations, we may be subject to inspection of our corporate headquarters where a small amount of samples of raw materials of our products are kept in inventory.

TRADEMARKS AND PATENTS

We currently do not have any patents or pending patent applications.  We intend to apply for patent protection of our technology upon completion of the successful prototype. We regard our patent, trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our customers, partners, suppliers and others to protect our proprietary rights.

The steps we take to protect our proprietary rights in our intellectual property and brand name may not be adequate to prevent the misappropriation of our intellectual property and brand name in the United States or abroad.  Existing patent and trademark laws afford only limited practical protection for our intellectual property and product lines.    However, because of the rapid pace of the natural product industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

ITEM 1A.   RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.   PROPERTIES

Our principal executive offices are located at 400 Thames Valley Park Drive, Reading, Berkshire, RG6 1PT.  We do not own or lease any other significant property.  Our Chief Executive Officer has provided office space without charge.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCBB, which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTCBB under the symbol “VNDB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.   On April 9, 2012 the high and low bid quotations for our common stock was $0.05 and $0.05.

Quarter Ended	High $	Low $
December 31, 2011	.0336	.002
September 30, 2011	.091	.03
June 30, 2011	.20	.07
March 31, 2011	.34	.02

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	.92	.1
September 30, 2010	2.99	0
June 30, 2010	1.4	0.75
March 31, 2010	.7	0

We do not have any equity compensation plans.

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

Holders of Our Common Stock

We have 750,000,000 authorized shares of common stock. As of April 10_, 2012, we had 523,934,496 shares our common stock issued and outstanding, held by 15 shareholders of record, not including those held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following information sets forth certain information with respect to all securities which we have sold during the past year.  We did not pay any commissions in connection with any of these sales.

On March 23, 2011, we issued a promissory note in the principal amount of $65,000 that bears interest at the rate of 8% and matures on December 28, 2011. This issuance of securities qualified for exemption under Section 4(2) of the Securities Act since the issuances did not involve a public offering. The issuance was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The issuance was done with no general solicitation or advertising by us. Based on an analysis of the above factors, our company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the issuance.

On March 31, 2011, we issued a promissory note in the principal amount of $7,000 that bears interest at the rate of 5% and matures on April 30, 2011.  This issuance of securities qualified for exemption under Section 4(2) of the Securities Act since the issuances did not involve a public offering. The issuance was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The issuance was done with no general solicitation or advertising by us. Based on an analysis of the above factors, our company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the issuance.

On May 3, 2011, we issued a promissory note in the principal amount of $32,500 that bears interest at the rate of 8% and matures on February 2, 2012. This issuance of securities qualified for exemption under Section 4(2) of the Securities Act since the issuances did not involve a public offering. The issuance was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The issuance was done with no general solicitation or advertising by us. Based on an analysis of the above factors, our company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the issuance.

On May 5, 2011, in connection with the Investment Agreement we issued 128,453 shares of our common stock to Centurion and on June 5, 2011 we issued 1,091,703 shares of our common stock to Centurion as a commitment fee. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act since the issuances did not involve a public offering. These issuances were not a public offering as defined in Section 4(2) because the offers and sales were made to an insubstantial number of persons and because of the manner of the offerings. These issuances were done with no general solicitation or advertising by us. Based on an analysis of the above factors, our company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these issuances.

In July 2011, we issued 5,000,000 shares of our common stock to two advisors in accordance with the terms of agreements that we entered intro during the prior year. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act since the issuances did not involve a public offering. These issuances were not a public offering as defined in Section 4(2) because the offers and sales were made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by us. Based on an analysis of the above factors, our company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these issuances.

On September 21, 2011, we issued a promissory note in the principal amount of $37,500 that bears interest at the rate of 8% and matures June 9, 2012. This issuance of shares qualified for exemption under Section 4(2) of the Securities Act and Regulation D thereunder since the issuances did not involve a public offering. The issuance was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The issuance was done with no general solicitation or advertising by us. Based on an analysis of the above factors, our company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the issuance.

On February 23, 2012, we issued a promissory note in the principal amount of $35,000 that bears interest at the rate of 12% and matures February 24, 2013. This issuance of securities qualified for exemption under Section 4(2) of the Securities Act and Regulation D thereunder since the issuance did not involve a public offering. The issuance was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The issuance was done with no general solicitation or advertising by us. Based on an analysis of the above factors, our company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the issuance.

During the year ended December 31, 2011, $28,000 of the principal amount of the note issued on March 23, 2011was converted into 17,214,375 shares of our common stock.   The issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

Securities Authorize for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of December 31, 2011.

ITEM 6.   SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this prospectus, our actual results may differ materially from those anticipated in these forward-looking statements.

Certain statements contained herein, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included herein. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this prospectus.

Results of Operations for the Years Ended December 31, 2011 and 2010

We generated no revenue for the period from November 16, 2009 (date of inception) until December 31, 2011. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern.  If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses were $523,711 for the year ended December 31, 2011.  Our primary operating expenses for the year ended December 31, 2011 were consulting fees of $433,377 There are also general and administrative expenses of $18,035 and professional fees of $72,029.

Our operating expenses were $328,533 for the year ended December 31, 2010.  Our primary operating expenses for the year ended December 31, 2010 were consulting fees of $258,313. There are also general and administrative expenses of $27,873 and professional fees of $42,347.

We recorded a net loss of ($779,521) and ($635,376) for the years ended December 31, 2011 and December 31, 2010.  We recorded a net loss of ($875,865) for the period from November 16, 2009 (date of inception) to December 31, 2011.

Liquidity and Capital Resources

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of ($1,438,862) as of December 31, 2011, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock and debt.  During the past year, we financed our operations primarily through the issuance of convertible notes.

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

During the year ended December 31, 2011, $28,000 of the principal amount of the note issued on March 23, 2011 was converted into 17,214,375 shares of our common stock.

In June 2011, we entered into the Investment Agreement with Centurion for the provision of the Equity Line of up to $5,000,000. Pursuant to the terms and conditions of the Investment Agreement, we may sell newly issued shares of our common stock to Centurion (each such sale, a “put”) from time to time at a price equal to the lesser of : (i) 96% of the Market Price (as defined below) of our common stock ; or (ii) the Market Price of our common stock minus $0.01, subject to certain dollar and share volume limitations for each put, until the earlier of : (a) 36  months from the date of the Investment Agreement ; or (b) until all puts under the Investment Agreement have reached an aggregate gross sales price equal to $5,000,000. Each put amount is limited to $250,000 provided further that the number of shares sold in each put shall not exceed a share volume limitation equal to the lesser of: (i)   1.5 million shares; (ii) 17.5% of the aggregate trading volume, excluding any block trades that exceed 50,000 shares of common stock, of the common stock traded on our primary exchange during any pricing period for such put excluding any days where the lowest intra-day trade price is less than the trigger price (which is the greater of : (a ) the floor price plus a fixed discount of the lesser of $.01 ; (b ) the floor price if any set by us divided by 0.96 ; or ( c ) $.01, the greater of all three clauses being referred to as the “Trigger Price”); (iii) an aggregate of $5,000,000 worth of common stock when combined with the put shares sold in all prior puts; or (iv) such number of put shares that when added to the number of shares of our common stock then beneficially owned by Centurion would exceed 9.9% of the number of shares of our common stock outstanding. The Investment Agreement provides that prior to exercising any put we must have a registration statement declared effective with respect to the shares to be sold under the Equity Line. “Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for our common stock during the fifteen consecutive trading day period immediately following the date specified by us on which we intend to exercise the applicable put. In connection with the preparation of the Investment Agreement and the registration rights agreement, we issued Centurion 128,453 shares of common stock as a document preparation fee having a value of $20,000 and 1,091,703 shares of our common stock as a commitment fee having a value of $150,000.

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

We have notes payable issued to various lenders.  A summary of the outstanding notes are as follows: (i) on July 26, 2010, we issued a convertible promissory note, in the principal amount of $50,000, to Paramount Trading Company Inc. The note accrues interest at 12% per annum. The note, together with all accrued interest, was due and payable by July 27, 2011 and to date no payment has been made under the note and we are in default under the note. The note is convertible into shares of our common stock at fair market value, determined by the lesser of our share price of our last private offering or the 30 day average of our trading stock; (ii) on March 23, 2011, we issued a note in the aggregate principal amount of $65,000 (the “Note”). The Note bears interest at the rate of 8% per annum and matures on December 28, 2011. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 60% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event; (iii) on May 3, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $32,500. The Note bears interest at the rate of 8% per annum and matures on February 2, 2012. The note is convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event; (iv) on May 18, 2010, we issued a convertible promissory note, in the principal amount of $25,000. The note accrues interest at 12% per annum. The note, together with all accrued interest, was due and payable by September 3, 2011; and (v) on March 31, 2011 we entered issued a note in the principal amount of $7,000 that was due and payable by April 30, 2011.  To date this loan has not been repaid; and (vi) on September 21, 2011 we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $37,500. The note bears interest at the rate of 8% per annum and matures on June 9, 2012. The note is convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 55% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

Set forth below is a chart of our outstanding debt obligations as of December 31, 2011:

Original Principal Amount	Maturity Date	Features
$50,000*, of which $37,000 remains outstanding	July 27, 2011	Interest rate 12% Convertible into shares of our common stock determined by the lesser of our share price of our last private offering or the 30 day average of our trading stock

$65,000	December 28, 2011
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

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements Required by Article 8 of Regulation S-X:

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table contains information with respect to our sole executive officer and director .

Name	Age	Office(s) Held
Fraser Cottington	45	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director .

Fraser Cottington

Since May 2010, Mr. Cottington has served as our President, Chief Executive Officer, Chief Financial Officer and a director.   From November 2009 through May 2010, Mr. Cottington served as the sole officer of VDL.   From July 2008 to November 2009, Mr. Cottington was involved in directing the business development of Hytec Information Systems, a start up information management solution, and assisting NHS bodies across the United Kingdom, such as Primary Healthcare Trusts (PCT’s) and General Practice consortia, in order to align a new information infrastructure in meeting compliance criteria across complex information management policies.  From 2005 to 2008 Mr. Cottington managed sales, marketing and product development for a Siemens company specializing in information risk management and business continuity, where he developed business with central government departments, NATO, MOD, healthcare and corporate clients in the banking and oil & gas sectors.

Mr. Cottington’s experience with developmental companies makes him an invaluable director.  In addition, his product development skills also make him well suited to be our director.

Term of Office

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Advisory Board

We no longer have an advisory board as our agreements with our two former advisors have expired and we have no guarantee that the prior advisors will be willing to serve on our advisory board if it were reconstituted or that we will have an advisory board in the future.  We are currently renegotiating with our former advisors to continue their service on our advisory board.

On June 25, 2010, we entered into an Advisory Board Member Agreement (the “Bandaru Agreement”) with Professor Prabhakar Bandaru who is a US citizen. Per the terms of the Bandaru Agreement, Professor Bandaru was to serve for a period of 12 months as an advisor to our company for technical issues with our battery products, and other advisory services as determined from time to time by the board of directors.  As consideration for the Bandaru Agreement, Professor Bandaru received a one-time payment of 0.5% shares of our common stock (2,500,000 shares of our common stock).  We are currently negotiating the terms of an extended agreement with Professor Bandaru.

Mr. Bandaru is currently an Associate Professor of Materials Science in the Mechanical Engineering Department at U.C. San Diego.  He is also affiliated with the Electrical Engineering and Nanoengineering departments. His research group is interested in materials physics and chemistry, broadly looking at the electrical, electrochemical, optical, and thermal properties of materials at the mesoscopic and microscopic levels. Professor Bandaru was named to the Scientific American 50 and also received a young investigator award from the National Science Foundation. In addition he has received the NSF Career Award from the National Science Foundation.

On June 7, 2010 we entered into an Advisory Board Member Agreement (the “Skabara Agreement”) with Professor Peter Skabara to serve as a non-executive member of our advisory board for a term of 12 months.  As compensation for his services Mr. Skabara was issued shares of commons stock equal to .5% of our outstanding shares at the time of the agreement (2,500,000 shares of our common stock).   Professor Skabara was to provide services of ten hours per month advising the board on technical viability and capabilities of a proposed battery design, managing the specifications and production of prototypes and providing technical assistance in answering investor questions. We are currently negotiating the terms of an extended agreement with Professor Skabara .

Since 2005, Mr. Skabara has been a Professor of Materials Chemistry at the University of Strathclyde. Prior to 2005, he lectured at various universities, including serving  as a senior lecturer in Inorganic Materials Chemistry at the University of Manchester from 2004-2005, serving as a lecturer in Inorganic Materials Chemistry at the University of Manchester from 2000-2004 and serving as a lecturer at Sheffield Hallam University from 1995-2000.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees at this time, because the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Fraser Cottington, at the address appearing on the first page of this prospectus.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

During the years ended December 31, 2011 and 2010 we did not issue any options or shares of restricted stock to any named officers or directors in connection with their employment or service to our company and there are no outstanding equity awards as of December 31, 2011.

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to our executive officers that exceeded $100,000 during each of the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fraser Cottington (1) President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2011 2010	$32,032 $86,620	0 0	0 0	0 0	0 0	0 0	0 0	$32,032 $86,620
(1) Does not include 8,500,023 shares of stock that Mr. Cottington received in exchange for the shares he had previously received for his initial investment in VDL.

Consulting Agreement

On November 5, 2009, a company owned by Fraser Cottington, FE Business Consultants Ltd., entered into a consultancy agreement with our subsidiary, VDL, which at the time was solely owned by Fraser Cottington, our sole director and officer.   The term of the agreement is for two years.  In consideration for IT, communications, information security, data protection compliance and information risk management services, VDL agreed to compensate FE Business Consultants Ltd. as follows:

▪
VDL agreed to pay fees to the consultant at an hourly rate agreed to by and between the parties and based on a periodic budget that will be established by VDL from time-to-time, payable no later than 7 days after the date of invoice received from the consultant.

▪
VDL agreed to grant stock options equivalent to 1.5% of the issued and outstanding shares 30 days after the company has successfully completed its listing and commenced trading of its shares of common stock with a designated trading symbol.  However, the right to receive the shares underlying the stock options was subsequently waived and no underlying shares of stock were issued.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

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

 Does not include 8,500,023 shares of stock that Mr. Cottington received in exchange for the shares he had previously received for his initial investment in VDL.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fraser Cottington	-	-	-	-	-	-	-

We have not paid any director compensation.

We currently maintain no agreement for employment with our sole executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2012, certain information as to shares of our common stock owned by: (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.  Unless otherwise indicated below, each entity or person listed below maintains an address of 400 Thames Valley Park Drive, Reading, Berkshire, England RG6 1PT.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission.  The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 1, 2012 through the exercise of any stock option, warrant or other right.  The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned (1)	Post-Offering Maximum Amount
Officers and Directors
Fraser Cottington	8,500, 023	1.62%
Officers and Directors collectively	8,500, 023	1.62%

5 Percent Shareholders
Cornerstone Holdings, Inc. Office 404 4th Floor Albany House 324/326 Regent Street London, UK W1B3HH	232,749, 973	44.423%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

(2)	A total of 523,934,496 shares of our common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act .

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since January 1, 2011 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$14,900	$0	$0	$0
2010	$12,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation dated as of May 18, 2010 (3)
3.3	Certificate of Change dated as of May 18, 2010 (3)
3.4	Certificate of Amendment effective July 20, 2010 (6)
3.5	Certificate of Change dated as of November 19, 2010 (8)
3.6	By-laws (1)
10.1	Share Exchange Agreement dated as of May 3, 2010 (2)
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 3, 2010 (2)
10.3	Debt Conversion Agreement for Murrayfield Limited dated May 3, 2010 (2)
10.4	Debt Conversion Agreement for Cornerstone Holdings, Ltd. dated May 3, 2010 (2)
10.5	12% Convertible Promissory Note dated May 1 8, 2010 (3)
10.6	Advisory Board Member Agreement with Peter J. Skabara dated June 7, 2010 (4)
10.7	12% Convertible Promissory Note dated July 12 , 2010 (5)
10.8	12% Convertible Promissory Note dated July 26, 2010 (7)
10.9	Form of Securities Purchase Agreement (9)
10.10	Form of Convertible Promissory Note (9)
10.11	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 3, 2011 (10)
10.12	8% Convertible Promissory Note payable to Asher Enterprises, Inc. dated May 3, 2011 (10)
10.13	Investment Agreement dated as of June 3, 2011 between the Company and Centurion Private Equity, LLC (12)
10.14	Registration Rights Agreement dated as of June 3, 2011 between the Company and Centurion Private Equity, LLC (12)
10. 15	Advisory Board Member Agreement with Professor Prabhakar Bandaru (12)
10 .16	Consulting Agreement with FE Business Consultants Ltd. (12)
10. 17	5% Promissory Note dated March 31, 2011 (12)
10. 18	8% Convertible Promissory Note dated September 7, 2011 (13)
10.19	Securities Purchase Agreement dated September 7, 2011 (13)
10.20	Amended and Restated Investment Agreement, dated as of October __, 2011 between the Company and Centurion Private Equity, LLC (14)
23.1	Consent of Silberstein & Ungar, PLLC (*)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14) (*)
 Incorporated by reference to the Registration Statement on Form S-1 filed on February 12, 2008.
 Incorporated by reference to the Current Report on Form 8-K filed on May 4, 2010.
 Incorporated by reference to the Current Report on Form 8-K filed on May 21, 2010.
 Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2010.
 Incorporated by reference to the Current Report on Form 8-K filed on July 12, 2010.
 Incorporated by reference to the Current Report on Form 8-K filed on July 22, 2010.
 Incorporated by reference to the Current Report on Form 8-K filed on August 2, 2010.
 Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2010.
 Incorporated by reference to the Current Report on Form 8-K filed on March 25, 2011.
 Incorporated by reference to the Current Report on Form 8-K filed on May 5, 2011.
Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2011.
Incorporated by reference to the Registration Statement on Form S-1 filed on July 22, 2011.
Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2011.
Incorporated by reference to the Current Report on Form S-1 filed on November 7, 2011.
Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDUM BATTERIES, INC.

By:	/s/ Fraser Cottington
Fraser Cottington President, Chief Executive Officer, Principal Executive Officer, and Director
April 13, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Fraser Cottington
Fraser Cottington President, Chief Executive Officer, Principal Executive Officer, and Director
April 13, 2012

VENDUM BATTERIES INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

VENDUM BATTERIES INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from November 16, 2009 (Date of Inception) to December 31, 2011	F-3

Consolidated Statement of Stockholders’ Deficit as of December 31, 2011	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from November 16, 2009 (Date of Inception) to December 31, 2011	F-5

Notes to the Consolidated Financial Statements	F-6 - F-13

F-

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vendum Batteries Inc.
Woodley, Reading, United Kingdom

We have audited the accompanying consolidated balance sheets of Vendum Batteries Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from November 16, 2009 (Date of Inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vendum Batteries Inc. and subsidiary as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from November 16, 2009 (Date of Inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 10, 2012

VENDUM BATTERIES INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$1,843	$21,766
Deferred offering costs	170,000	0
Total Current Assets	171,843	21,766

Other Asset
Intellectual property	0	200,000

Total Assets	$171,843	$221,766

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$239,160	$157,605
Accrued expenses – related party	46,359	8,680
Accrued interest – related parties	16,339	7,188
Accrued interest	6,710	0
Due to director	0	505
Notes payable	7,000	0
Convertible notes payable – related parties	75,000	75,000
Convertible notes payable, net of debt discount	96,167	0
Derivative liability	50,781	0

Total Liabilities	537,516	248,978

Stockholders' Deficit
Common stock, par value $.001, 750,000,000 shares authorized, 523,934,496 shares issued and outstanding (2010 – 500,499,965 issued and outstanding)	523,934	500,500
Additional paid-in capital	554,068	134,502
Cumulative translation adjustment	(4,813)	(2,873)
Deficit accumulated during the development stage	(1,438,862)	(659,341)
Total Stockholders' Deficit	(365,673)	(27,212)

Total Liabilities and Stockholders' Deficit	$171,843	$221,766

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	Period from November 16, 2009 (Inception) to December 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	72,029	42,347	117,876
Consulting fees	433,377	258,313	711,502
General and administrative expenses	18,305	27,873	46,487

TOTAL OPERATING EXPENSES	523,711	328,533	875,865

NET LOSS FROM OPERATIONS	(523,711)	(328,533)	(875,865)

OTHER INCOME (EXPENSE)
Interest expense	(15,862)	(6,843)	(23,049)
Interest – amortization of debt discount	(85,863)	0	(85,863)
Change in value of derivative liability	45,915	0	45,915
Impairment of intellectual property	(200,000)	(300,000)	(500,000)
TOTAL OTHER INCOME (EXPENSE)	(255,810)	(306,843)	(562,997)

LOSS BEFORE PROVISION FOR INCOME TAXES	(779,521)	(635,376)	(1,438,862)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(779,521)	$(635,376)	$(1,438,862)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	504,710,222	332,960,255

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Common stock		Additional paid-in	Cumulative translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total
Inception, November 16, 2009	-	$-	$-	$-	$-	$-

Shares issued to founder	14	2		-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-		(3,577)	(23,965)	(27,542)

Balance, December 31, 2009	14	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(14)	(2)	2	-	-	0

Shares issued in merger	8,500,023	608	(608)	-	-	0

Shares issued on recapitalization	1,098,786,657	78,543	(78,543)	-	-	0

Shares cancelled by former officer	(873,786,635)	(62,459)	62,459	-	-	0

Shares issued for conversion of debt	33,750,013	2,413	72,587	-	-	75,000

Shares issued for conversion of debt	232,749,907	16,637	473,363	-	-	490,000

Stock split	-	64,258	(64,258)	-	-	0

Shares issued for cash	500,000	100	69,900	-	-	70,000

Stock split	-	400,400	(400,400)	-	-	0
Net loss and cumulative translation adjustment for the period ended December 31, 2010				704	(635,376)	(634,672)

Balance, December 31, 2010	500,499,965	500,500	134,502	(2,873)	(659,341)	(27,212)

Shares issued for consulting services	5,000,000	5,000	240,000			245,000

Shares issued for deferred offering costs	1,220,156	1,220	168,780	-	-	170,000

Shares issued for conversion of debt	17,214,375	17,214	10,786			28,000

Net loss and cumulative translation adjustment for the period ended December 31, 2011	-	-	-	(1,940)	(779,521)	(779,521)

Balance, December 31, 2011	523,934,496	$523,934	$554,068	$(4,813)	$(1,438,862)	$(365,673)

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	Period from November 16, 2009 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(779,521)	$(635,376)	$(1,438,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual property	200,000	300,000	500,000
Shares issued for services	245,000	0	245,000
Amortization of debt discount	85,863		85,863
Change in fair value of derivative liability	(45,915)		(45,915)
Changes in assets and liabilities:
Increase in accrued expenses	81,555	148,834	239,160
Increase (decrease) in accrued expenses – related party	37,679	(6,076)	46,359
Increase in accrued interest – related parties
Increase in accrued interest	15,861	6,843	23,049
Cash Flows Used in Operating Activities	(159,478)	(185,775)	(345,346)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intellectual property	0	(10,000)	(10,000)
Cash Flows Used in Investing Activities	0	(10,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) due to director	(505)	505	0
Cash received for stock subscription receivable	0	2	2
Proceeds from convertible note payable	135,000	100,000	285,000
Proceeds from note payable	7,000	0	7,000
Proceeds from the sale of common stock	0	70,000	70,000
Cash Flows Provided by Financing Activities	141,495	170,507	362,002

Exchange rate effect on cash and cash equivalents	(1,940)	704	(4,813)

Net Increase (decrease) in Cash and Cash Equivalents	(19,923)	(24,564)	1,843
Cash and cash equivalents, beginning of period	21,766	46,330	0
Cash and cash equivalents, end of period	$1,843	$21,766	$1,843

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS
Stock issued for stock subscription receivable	$0	$0	$0
Note payable issued to acquire intellectual property	$0	$490,000	$490,000
Convertible notes payable converted to common stock	$135,000	$595,000	$730,000
Note payable settled in common stock	$0	$0	$0
Common stock issued for deferred offering costs	$170,000	$0	$170,000
Derivative liability and debt discount recorded in connection with convertible debt	$96,696	$0	$96,696

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $1,438,862 as of December 31, 2011, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,843 and $21,766 of cash as of December 31, 2011 and 2010, respectively.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – OFFERING COSTS

In accordance with ASC 505-10, “Costs of an Equity Transaction”, costs incurred to issue shares classified as equity, such as underwriting, accounting and legal fees, printing costs, and taxes, should be treated as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued may be classified as a reduction of equity or as an asset until the stock is issued. The Company entered into a contract on May 26, 2011 and issued 1,220,156 shares valued at $170,000 that have been classified as deferred offering costs as of December 31, 2011. The costs will be reclassified to equity issuance costs upon successful completion of the sale of the Company’s common stock.

NOTE 5 – INTELLECTUAL PROPERTY

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

The Company analyzed the intellectual property for impairment at December 31, 2010 and determined that the fair market value was $200,000.  As such, an impairment charge of $300,000 was recorded. The remaining balance of the intellectual property was deemed to be impaired as of December 31, 2011 and, accordingly, an impairment charge of $200,000 was recorded.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 6 – ACCRUED EXPENSES

Accrued expenses and interest at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Professional fees	$37,025	$16,925
Consulting fees	202,135	140,680
Total accrued expenses	$239,160	$157,605

NOTE 7 – ACCRUED EXPENSES – RELATED PARTY

Accrued expenses – related party consisted amounts due to an officer and shareholder of the Company for consulting services. There was $46,359 and $8,680 of accrued expenses – related party as of December 31, 2011 and 2010, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

The balance of the convertible notes to related parties as of December 31, 2011 and December 31, 2010 was $75,000 and $75,000, respectively.

Accrued interest payable related to the above loans totaled $16,339 and $7,188 at December 31, 2011 and 2010, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The Company accounts for the fair value of the conversion features in accordance with ASC 815-15, “Derivatives and Hedging; Embedded Derivatives. ASC 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The Company valued the embedded derivative 180 days after the issuance of the notes per the terms of the convertible notes payable. The embedded derivative related to the note issued on March 23, 2011 was valued at $64,196. The embedded derivative related to the note issued on May 3, 2011 was valued at $32,500. The debt discounts are amortized over the remaining term of the loans, in these cases, three month. The balance of the debt discount was $10,833 as of December 31, 2011.

During the year ended December 31, 2011, the Company converted $28,000 of the March 23, 2011 note into 17,214,375 shares of common stock.

The balance of the convertible notes payable was $107,000 ($96,167 – net of debt discount) as of December 31, 2011. Accrued interest related to these notes was $6,445 as of December 31, 2011.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 10 – NOTE PAYABLE

On March 31, 2011, the Company issued a note payable for proceeds of $7,000 to help fund operations. The note was due on April 30, 2011, bears 5% interest and is unsecured. The note is in default as of December 31, 2011. Accrued interest related to this note was $265 as of December 31, 2011.

NOTE 11 – DUE TO DIRECTOR

A director and shareholder of the Company advanced $505 to Vendum during the period ended December 31, 2010. The amount was unsecured, non-interest bearing and due on demand. The loan was repaid during the year ended December 31, 2011.

NOTE 12 – CAPITAL STOCK

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

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 12 – CAPITAL STOCK (CONTINUED)

In July 2011, the Company issued 5,000,000 shares of common stock to two consultants. The stock is restricted and due to the lack of marketability was issued at a 30% discount on the fair value. The 5,000,000 shares were valued at $245,000.

During the year ended December 31, 2011, the Company converted $28,000 of the March 23, 2011 note into 17,214,375 shares of common stock.

The Company entered into an Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on June 3, 2011.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $5,000,000 of our common stock, over a period of time terminating upon 36 months from the date of the Investment Agreement, subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of the Company’s common stock. The maximum aggregate number of shares issuable by us and purchasable by Centurion under the Investment Agreement is that number of shares of common stock having an aggregate purchase price of $5,000,000.  In conjunction with the signing of the agreement, the Company issued 1,220,126 shares with deemed value of $170,000 for document and commitment fees.

There were 523,934,496 and 500,499,965 shares of common stock issued and outstanding as of December 31, 2011 and 2010, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $1,439,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following for the years ended December 31, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$265,000	$216,028
Less: valuation allowance	(265,000)	(216,028)
Net provision for Corporation income taxes	$0	$0

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 14 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$489,176	$224,176
Less: valuation allowance	(489,176)	(224,176)
Net deferred tax asset	$0	$0

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.