Form 10-K/A
period 2011-12-31
VENDUM BATTERIES INC.
filed 2012-04-20
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 is being filed to include Items 9, 9A and 9B, which were unintentionally omitted in the Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on April 13, 2012.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements Required by Article 8 of Regulation S-X:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  Our company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, our company’s Chief Executive Officer who is also our  Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer, director and employee we have determined that our company has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties despite the fact that our company has very little operating activity.   Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Principal Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Officer who is also our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Management’s Report on Internal Control over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Our company’s internal control over financial reporting is designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of our company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2011, our company’s internal control over financial reporting is ineffective based on those criteria.

Our company’s Chief Executive Officer who is also our  Principal Financial Officer, does not expect that the company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$14,900	$0	$0	$0
2010	$12,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation dated as of May 18, 2010 (3)
3.3	Certificate of Change dated as of May 18, 2010 (3)
3.4	Certificate of Amendment effective July 20, 2010 (6)
3.5	Certificate of Change dated as of November 19, 2010 (8)
3.6	By-laws (1)
10.1	Share Exchange Agreement dated as of May 3, 2010 (2)
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 3, 2010 (2)
10.3	Debt Conversion Agreement for Murrayfield Limited dated May 3, 2010 (2)
10.4	Debt Conversion Agreement for Cornerstone Holdings, Ltd. dated May 3, 2010 (2)
10.5	12% Convertible Promissory Note dated May 1 8, 2010 (3)
10.6	Advisory Board Member Agreement with Peter J. Skabara dated June 7, 2010 (4)
10.7	12% Convertible Promissory Note dated July 12 , 2010 (5)
10.8	12% Convertible Promissory Note dated July 26, 2010 (7)
10.9	Form of Securities Purchase Agreement (9)
10.10	Form of Convertible Promissory Note (9)
10.11	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 3, 2011 (10)
10.12	8% Convertible Promissory Note payable to Asher Enterprises, Inc. dated May 3, 2011 (10)
10.13	Investment Agreement dated as of June 3, 2011 between the Company and Centurion Private Equity, LLC (12)
10.14	Registration Rights Agreement dated as of June 3, 2011 between the Company and Centurion Private Equity, LLC (12)
10. 15	Advisory Board Member Agreement with Professor Prabhakar Bandaru (12)
10 .16	Consulting Agreement with FE Business Consultants Ltd. (12)
10. 17	5% Promissory Note dated March 31, 2011 (12)
10. 18	8% Convertible Promissory Note dated September 7, 2011 (13)
10.19	Securities Purchase Agreement dated September 7, 2011 (13)
10.20	Amended and Restated Investment Agreement, dated as of October 2011 between the Company and Centurion Private Equity, LLC (14)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

**+101.INS XBRL Instance Document (15)

**+101.SCH XBRL Taxonomy Extension Schema Document (15)

**+101.CAL XBRL Taxonomy Extension Calculation Linkbase Document (15)

**+101.DEF XBRL Taxonomy Extension Definition Linkbase Document (15)

**+101.LAB XBRL Taxonomy Extension Label Linkbase Document (15)

**+101.PRE XBRL Taxonomy Extension Presentation Linkbase Document (15)

(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14) (15) (*) **
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
Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2011.
Incorporated by reference to the Registration Statement on Form S-1 filed on July 22, 2011.
Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2011.
Incorporated by reference to the Current Report on Form S-1 filed on November 7, 2011.
Incorporated by reference to the Annual Report on Form 10-K filed on April 13, 2012.
Filed herewith.
As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDUM BATTERIES, INC.

By:	/s/ Fraser Cottington
Fraser Cottington President, Chief Executive Officer, Principal Executive Officer, and Director
April 20 , 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Fraser Cottington
Fraser Cottington President, Chief Executive Officer, Principal Executive Officer, and Director
April 20 , 2012

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