Form 10-Q
period 2012-03-31
VENDUM BATTERIES INC.
filed 2012-05-18
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐	Large accelerated filer Accelerated filer	☐	Non-accelerated filer
☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  523,934,496 shares as of May 11, 2012

*Although the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, it is voluntarily filing its annual and quarterly reports.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VENDUM BATTERIES INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

VENDUM BATTERIES INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS	March 31, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$11,003	$1,843
Deferred offering costs	170,000	170,000
Total Current Assets	181,003	171,843

Other Asset
Intellectual property	0	0

Total Assets	$181,003	$171,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$233,298	$239,160
Accrued expenses – related party	46,359	46,359
Accrued interest – related parties	18,911	16,339
Accrued interest	7,550	6,710
Due to director	0	0
Notes payable	7,000	7,000
Convertible notes payable – related parties	75,000	75,000
Convertible notes payable, net of debt discount	142,000	96,167
Derivative liability	48,561	50,781

Total Liabilities	578,679	537,516

Stockholders' Deficit
Common stock, par value $.001, 750,000,000 shares authorized, 523,934,496 shares issued and outstanding	523,934	523,934
Additional paid-in capital	554,068	554,068
Cumulative translation adjustment	(4,813)	(4,813)
Deficit accumulated during the development stage	(1,470,865)	(1,438,862)
Total Stockholders' Deficit	(397,676)	(365,673)

Total Liabilities and Stockholders' Deficit	$181,003	$171,843

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (unaudited)
PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO MARCH 31, 2012

	Three months ended March 31, 2012	Three months ended March 31, 2011	Period from November 16, 2009 (Inception) to March 31, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	1,500	2,500	119,376
Consulting fees	15,612	53,227	727,114
General and administrative expenses	2,866	7,468	49,353

TOTAL OPERATING EXPENSES	19,978	63,195	895,843

NET LOSS FROM OPERATIONS	(19,978)	(63,195)	(895,843)

OTHER INCOME (EXPENSE)
Interest expense	(3,412)	(2,250)	(26,461)
Interest – amortization of debt discount	(10,833)	0	(96,696)
Change in value of derivative liability	2,220	0	48,135
Impairment of intellectual property	0	0	(500,000)
TOTAL OTHER INCOME (EXPENSE)	(12,025)	(2,250)	(575,022)

LOSS BEFORE PROVISION FOR INCOME TAXES	(32,003)	(65,445)	(1,470,865)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(32,003)	$(65,445)	$(1,470,865)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	523,934,496	500,499,965

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO MARCH 31, 2012

	Common stock		Additional paid-in	Cumulative translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total
Inception, November 16, 2009	-	$-	$-	$-	$-	$-

Shares issued to founder	14	2		-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-		(3,577)	(23,965)	(27,542)
Balance, December 31, 2009	14	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(14)	(2)	2	-	-	0

Shares issued in merger	8,500,023	608	(608)	-	-	0

Shares issued on recapitalization	1,098,786,657	78,543	(78,543)	-	-	0

Shares cancelled by former officer	(873,786,635)	(62,459)	62,459	-	-	0

Shares issued for conversion of debt	33,750,013	2,413	72,587	-	-	75,000

Shares issued for conversion of debt	232,749,907	16,637	473,363	-	-	490,000

Stock split	-	64,258	(64,258)	-	-	0

Shares issued for cash	500,000	100	69,900	-	-	70,000

Stock split	-	400,400	(400,400)	-	-	0
Net loss and cumulative translation adjustment for the period ended December 31, 2010				704	(635,376)	(634,672)
Balance, December 31, 2010	500,499,965	500,500	134,502	(2,873)	(659,341)	(27,212)

Shares issued for consulting services	5,000,000	5,000	240,000			245,000

Shares issued for deferred offering costs	1,220,156	1,220	168,780	-	-	170,000

Shares issued for conversion of debt	17,214,375	17,214	10,786			28,000
Net loss and cumulative translation adjustment for the period ended December 31, 2011				(1,940)	(779,521)	(781,461)
Balance, December 31, 2011	523,934,496	523,394	554,068	(4,813)	(1,438,862)	(365,673)
Net loss and cumulative translation adjustment for the period ended March 31, 2012	-	-	-	-	(32,003)	(32,003)
Balance, March 31, 2012	523,934,496	$523,934	$554,068	$(4,813)	$(1,470,865)	$(397,676)

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO MARCH 31, 2012

	Three months ended March 31, 2012	Three months ended March 31, 2011	Period from November 16, 2009 (Inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(32,003)	$(65,445)	$(1,470,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual property	0	0	500,000
Shares issued for services	0	0	245,000
Amortization of debt discount	10,833		96,696
Change in fair value of derivative liability	(2,220)		(48,135)
Changes in assets and liabilities:
Increase (decrease in accrued expenses	(5,862)	36,879	233,298
Increase (decrease) in accrued expenses – related party	0	0	46,359
Increase in accrued interest – related parties
Increase in accrued interest	3,412	2,250	26,461
Cash Flows Used in Operating Activities	(25,840)	(26,316)	(371,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intellectual property	0	0	(10,000)
Cash Flows Used in Investing Activities	0	0	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) due to director	0	500	0
Cash received for stock subscription receivable	0	0	2
Proceeds from convertible note payable	0	65,000	285,000
Proceeds from note payable	35,000	0	42,000
Proceeds from the sale of common stock	0	0	70,000
Cash Flows Provided by Financing Activities	35,000	65,500	397,002

Exchange rate effect on cash and cash equivalents	0	(1,884)	(4,813)

Net Increase (decrease) in Cash and Cash Equivalents	9,160	37,300	11,003
Cash and cash equivalents, beginning of period	1,843	21,766	0
Cash and cash equivalents, end of period	$11,003	$59,066	$11,003

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS
Stock issued for stock subscription receivable	$0	$0	$0
Note payable issued to acquire intellectual property	$0	0	$490,000
Convertible notes payable converted to common stock	$0	0	$730,000
Note payable settled in common stock	$0	$0	$0
Common stock issued for deferred offering costs	$0	$0	$170,000
Derivative liability and debt discount recorded in connection with convertible debt	$0	$0	$96,696

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Vendum Batteries Inc.  (the "Company" or “Vendum”) was incorporated in Nevada on December 13, 2006.  Vendum is an environmentally friendly mobile battery company with the sole focus on identifying, evaluating, acquiring, developing and partnering for the commercialization of proprietary eco-friendly power sources.

The accompanying unaudited interim financial statements have been prepared by Vendum Batteries Inc. (“Vendum” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012 are not indicative of the results that may be expected for the full year.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $1,470,865 as of March 31, 2012, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $11,003 and $1,843 of cash as of March 31, 2012 and December 31, 2011 respectively.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended March 31, 2012 and 2011, respectively.

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

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

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

NOTE 4 – OFFERING COSTS

In accordance with ASC 505-10, “Costs of an Equity Transaction”, costs incurred to issue shares classified as equity, such as underwriting, accounting and legal fees, printing costs, and taxes, should be treated as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued may be classified as a reduction of equity or as an asset until the stock is issued. The Company entered into a contract on May 26, 2011 and issued 1,220,156 shares valued at $170,000 that have been classified as deferred offering costs as of March 31, 2012. The costs will be reclassified to equity issuance costs upon successful completion of the sale of the Company’s common stock.

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

The Company analyzed the intellectual property for impairment at December 31, 2010 and determined that the fair market value was $200,000.  As such, an impairment charge of $300,000 was recorded. The remaining balance of the intellectual property was deemed to be impaired as of March 31, 2012 and, accordingly, an impairment charge of $200,000 was recorded.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 6 – ACCRUED EXPENSES

Accrued expenses at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Professional fees	$16,163	$37,025
Consulting fees	217,135	202,135
Total accrued expenses	$233,298	$239,160

NOTE 7 – ACCRUED EXPENSES – RELATED PARTY

Accrued expenses – related party consisted amounts due to an officer and shareholder of the Company for consulting services. There was $46,359 and $46,359 of accrued expenses – related party as of March 31, 2012 and December 31, 2011, respectively.

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

The balance of the convertible notes to related parties as of March 31, 2012 and December 31, 2011 was $75,000 and $75,000, respectively.

Accrued interest payable related to the above loans totaled $18,589 and $16,359 at March 31, 2012 and December 31, 2011, respectively.

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
MARCH 31, 2012

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

On May 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $32,500. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 8% per annum and matures on February 2, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

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

The Company accounts for the fair value of the conversion features in accordance with ASC 815-15, “Derivatives and Hedging; Embedded Derivatives. ASC 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The Company valued the embedded derivative 180 days after the issuance of the notes per the terms of the convertible notes payable. The embedded derivative related to the note issued on March 23, 2011 was valued at $64,196. The embedded derivative related to the note issued on May 3, 2011 was valued at $32,500. The debt discounts are amortized over the remaining term of the loans, in these cases, three month. The balance of the debt discount was $10,833 as of March 31, 2012.

During the year ended December 31, 2011, the Company converted $28,000 of the March 23, 2011 note into 17,214,375 shares of common stock.

The balance of the convertible notes payable was $142,000 as of March 31, 2012. Accrued interest related to these notes was $7,607 as of March 31, 2012.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On February 23, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $35,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 12% per annum and matures on February 24, 2013. The Note is convertible into shares of our common stock at the fair market value  of the shares at the date of conversion.

NOTE 10 – NOTE PAYABLE

On March 31, 2011, the Company issued a note payable for proceeds of $7,000 to help fund operations. The note was due on April 30, 2011, bears 5% interest and is unsecured. The note is in default as of March 31, 2012. Accrued interest related to this note was $265 as of March 31, 2012.

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
MARCH 31, 2012

NOTE 12 – CAPITAL STOCK (CONTINUED)

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

There were 523,934,496 shares of common stock issued and outstanding as of March 31, 2012 and December 31, 2011.

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

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 14 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $1,471,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following for the years ended March 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$10,881	$22,250
Less: valuation allowance	(10,881)	(22,250)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$500,094	$489,176
Less: valuation allowance	(500,094)	(489,176)
Net deferred tax asset	$0	$0

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Results of Operations for the three months ended March 31, 2012 and March 31, 2011

We generated no revenue for the period from November 16, 2009 (Date of Inception) until March 31, 2012. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern. If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses decreased to $19,978 for the three months ending March 31, 2012, as compared with $63,195 for the same period ended 2011. The decrease in our operating expenses for the three month period is largely due to a decrease in consulting fees attributed to the waiver by our former Chief Executive Officer who was the Chief Executive Officer during the quarter of certain compensation due to him.

Our net loss decreased for the comparative three month periods and was $32,003 for the three months ending March 31, 2012, as compared with $65,445 for the same period ended 2011. The decrease in net loss is directly attributed to the decrease in operating expenses.

Liquidity and Capital Resources

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have a working capital deficit, and have incurred losses since inception resulting in an accumulated deficit of $1,470,865 as of March 31, 2012, and further losses are anticipated in the development of our business, raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of March 31, 2012, we had total current assets of $181,003 consisting of cash and cash equivalents and total assets in the amount of $181,003. We had current liabilities in the amount of $578,679 as of March 31, 2012. Thus, we had a working capital deficit of ($397,676) as of March 31, 2012.

Cash flows used in operating activities was ($25,840) for the three months ended March 31, 2012 and was mostly attributed to our change in fair value of derivative liability and net loss. Financing activities during the three months ended March 31, 2012 generated $35,000 in cash during the period, which was due to a note payable.

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

On February 23, 2012, we issued a note in the principal amount of $35,000 to an investor (the “2012  Note”). The 2012 Note bears interest at the rate of 12% per annum and matures on February 24, 2013. The 2012 Note bears interest at a rate of 12% and matures on February 24, 2013. The 2012 Note is convertible into shares of our common stock based on the fair value of the common stock on the date of conversion.  Fair value is defined as the share price of the last offering of common stock or the 30 day average of the common stock in the event a public listing of the common stock has taken place.

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

Set forth below is a chart of our outstanding debt obligations as of March 31, 2012:

Original Principal Amount	Maturity Date	Features
$50,000 of which $37,000 remains outstanding	July 27, 2011	Interest rate 12% Convertible into shares of our common stock determined by the lesser of our share price of our last private offering or the 30 day average of our trading stock

$65,000	December 28, 2011
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

$35,000	February 24, 2013
Interest rate 12%
Convertible into shares of our common stock at a conversion price of the fair value of our common stock on the date of conversion.  Fair value is defined as the share price of the last offering of common stock or the 30 day average of the common stock in the event a public listing of the common stock has taken place.

Recent Developments

On April 25, 2012, the Company appointed Mr. Rune Vind to its Board of Directors. Mr. Vind was not selected as a director pursuant to any arrangement or understanding with any other person, and does not have any reportable transactions under Item 404(a) of Regulation S-K.

On April 26, 2012, the Company received written notice of the resignation of Fraser Cottington as President, Chief Executive Officer, Chief Financial Officer and a director of the Company, effective as of April 26, 2012.

On April 26, 2012, the Board of Directors appointed Rune Vind to be President, Chief Executive Officer and Chief Financial Officer of the Company to fill the outstanding vacancies.  Mr. Vind was not selected as President, Chief Executive Officer and Chief Financial Officer pursuant to any arrangement or understanding with any other person, and does not have any reportable transactions under Item 404(a) of Regulation S-K.

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

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer who is also our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. In January 2011, we hired an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

4.1	Promissory Note, dated February 23, 2012, in the principal amount of $35,000*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

VENDUM BATTERIES INC.

Date: May 18, 2012	By:	/s/ Rune Vind
Name: Rune Vind
Title: Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)