Form 10-Q
period 2012-06-30
VENDUM BATTERIES INC.
filed 2012-08-20
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  523,934,496 shares as of August 13, 2012

*Although prior to August 13, 2012, the registrant was not required to file reports pursuant to Section 13 or Section 15(d) of the Act, it has voluntarily filed its annual and quarterly reports.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENDUM BATTERIES INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

VENDUM BATTERIES INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS	June 30, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$8,757	$1,843
Deferred offering costs	170,000	170,000
Total Current Assets	178,757	171,843

Other Asset
Intellectual property	0	0

Total Assets	$178,757	$171,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$241,763	$239,160
Accrued expenses – related party	46,359	46,359
Accrued interest – related parties	22,211	16,339
Accrued interest	8,390	6,710
Due to director	0	0
Notes payable	17,000	7,000
Convertible notes payable – related parties	75,000	75,000
Convertible notes payable, net of debt discount	142,000	96,167
Derivative liability	48,561	50,781

Total Liabilities	601,284	537,516

Stockholders' Deficit
Common stock, par value $.001, 750,000,000 shares authorized, 523,934,496 shares issued and outstanding	523,934	523,934
Additional paid-in capital	554,068	554,068
Cumulative translation adjustment	(4,813)	(4,813)
Deficit accumulated during the development stage	(1,495,716)	(1,438,862)
Total Stockholders' Deficit	(422,527)	(365,673)

Total Liabilities and Stockholders' Deficit	$178,757	$171,843

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO JUNE 30, 2012

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Period from November 16, 2009 (Inception) to June 30, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	6,600	48,492	8,100	50,992	125,976
Consulting fees	9,000	155,598	24,612	208,825	736,114
General and administrative expenses	5,111	2,651	7,977	10,119	54,464

TOTAL OPERATING EXPENSES	20,711	206,741	40,689	269,936	916,554

NET LOSS FROM OPERATIONS	(20,711)	(206,741)	(40,689)	(269,936)	(916,554)

OTHER INCOME (EXPENSE)
Interest expense	(4,140)	(2,250)	(7,552)	(4,500)	(30,601)
Interest – amortization of debt discount	(0)	(0)	(10,833)	0	(96,696)
Change in value of derivative liability	0	0	2,220	0	48,135
Impairment of intellectual property	0	0	0	0	(500,000)
TOTAL OTHER INCOME (EXPENSE)	(4,140)	(2,250)	(16,165)	(4,500)	(579,162)

LOSS BEFORE PROVISION FOR INCOME TAXES	(24,851)	(208,991)	(56,854)	(274,436)	(1,495,716)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(24,851)	$(208,991)	$(56,854)	$(274,436)	(1,495,716)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	523,934,496	500,499,965	523,934,496	500,499,965

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO JUNE 30, 2012

	Common stock		Additional paid-in	Cumulative translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total
Inception, November 16, 2009	-	$-	$-	$-	$-	$-

Shares issued to founder	14	2		-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-		(3,577)	(23,965)	(27,542)
Balance, December 31, 2009	14	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(14)	(2)	2	-	-	0

Shares issued in merger	8,500,023	608	(608)	-	-	0

Shares issued on recapitalization	1,098,786,657	78,543	(78,543)	-	-	0

Shares cancelled by former officer	(873,786,635)	(62,459)	62,459	-	-	0

Shares issued for conversion of debt	33,750,013	2,413	72,587	-	-	75,000

Shares issued for conversion of debt	232,749,907	16,637	473,363	-	-	490,000

Stock split	-	64,258	(64,258)	-	-	0

Shares issued for cash	500,000	100	69,900	-	-	70,000

Stock split	-	400,400	(400,400)	-	-	0
Net loss and cumulative translation adjustment for the period ended December 31, 2010				704	(635,376)	(634,672)
Balance, December 31, 2010	500,499,965	500,500	134,502	(2,873)	(659,341)	(27,212)

Shares issued for consulting services	5,000,000	5,000	240,000			245,000

Shares issued for deferred offering costs	1,220,156	1,220	168,780	-	-	170,000

Shares issued for conversion of debt	17,214,375	17,214	10,786			28,000
Net loss and cumulative translation adjustment for the period ended December 31, 2011				(1,940)	(779,521)	(781,461)
Balance, December 31, 2011	523,934,496	523,394	554,068	(4,813)	(1,438,862)	(365,673)
Net loss and cumulative translation adjustment for the period ended June 30, 2012	-	-	-	-	(56,854)	(56,854)
Balance, June 30, 2012	523,934,496	$523,934	$554,068	$(4,813)	$(1,495,716)	$(422,527)

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO JUNE 30, 2012

	Six months ended June 30, 2012	Six months ended June 30, 2011	Period from November 16, 2009 (Inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(56,854)	$(274,436)	$(1,495,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual property	0	0	500,000
Shares issued for services	0	0	245,000
Amortization of debt discount	10,833	0	96,696
Change in fair value of derivative liability	(2,220)	0	(48,135)
Changes in assets and liabilities:
Increase (decrease in accrued expenses	2,603	91,331	241,763
Increase (decrease) in accrued expenses – related party	0	65,557	46,359
Increase in accrued interest – related parties		4,500
Increase in accrued interest	7,552	0	30,601
Cash Flows Used in Operating Activities	(38,806)	(113,048)	(383,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intellectual property	0	0	(10,000)
Cash Flows Used in Investing Activities	0	0	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) due to director	0	(505)	0
Cash received for stock subscription receivable	0	0	2
Proceeds from convertible note payable	0	95,000	285,000
Proceeds from note payable	45,000	0	52,000
Proceeds from the sale of common stock	0	0	70,000
Cash Flows Provided by Financing Activities	45,000	94,495	407,002

Exchange rate effect on cash and cash equivalents	0	(1,884)	(4,813)

Net Increase (decrease) in Cash and Cash Equivalents	6,914	(20,437)	8,757
Cash and cash equivalents, beginning of period	1,843	21,766	0
Cash and cash equivalents, end of period	$8,757	$1,329	$8,757

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS
Stock issued for stock subscription receivable	$0	$0	$0
Note payable issued to acquire intellectual property	$0	0	$490,000
Convertible notes payable converted to common stock	$0	0	$730,000
Note payable settled in common stock	$0	$0	$0
Common stock issued for deferred offering costs	$0	$0	$170,000
Derivative liability and debt discount recorded in connection with convertible debt	$0	$0	$96,696

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Vendum Batteries Inc.  (the "Company" or “Vendum”) was incorporated in Nevada on December 13, 2006.  Vendum is an environmentally friendly mobile battery company with the sole focus on identifying, evaluating, acquiring, developing and partnering for the commercialization of proprietary eco-friendly power sources.

The accompanying unaudited interim financial statements have been prepared by Vendum Batteries Inc. (“Vendum” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2011.  The results of operations for the six months ended June 30, 2012 are not indicative of the results that may be expected for the full year.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $1,479,716 as of June 30, 2012, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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
JUNE 30, 2012

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,757 and $1,843 of cash as of June 30, 2012 and December 31, 2011 respectively.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended June 30, 2012 and 2011, respectively.

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
JUNE 30, 2012

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding.

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

NOTE 4 – OFFERING COSTS

In accordance with ASC 505-10, “Costs of an Equity Transaction”, costs incurred to issue shares classified as equity, such as underwriting, accounting and legal fees, printing costs, and taxes, should be treated as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued may be classified as a reduction of equity or as an asset until the stock is issued. The Company entered into a contract on May 26, 2011 and issued 1,220,156 shares valued at $170,000 that have been classified as deferred offering costs as of June 30, 2012. The costs will be reclassified to equity issuance costs upon successful completion of the sale of the Company’s common stock.

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

The Company analyzed the intellectual property for impairment at December 31, 2010 and determined that the fair market value was $200,000.  As such, an impairment charge of $300,000 was recorded. The remaining balance of the intellectual property was deemed to be impaired as of June 30, 2012 and, accordingly, an impairment charge of $200,000 was recorded.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 6 – ACCRUED EXPENSES

Accrued expenses at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Professional fees	$15,628	$37,025
Consulting fees	226,135	202,135
Total accrued expenses	$241,763	$239,160

NOTE 7 – ACCRUED EXPENSES – RELATED PARTY

Accrued expenses – related party consisted amounts due to an officer and shareholder of the Company for consulting services. There was $46,359 and $46,359 of accrued expenses – related party as of June 30, 2012 and December 31, 2011, respectively.

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

The balance of the convertible notes to related parties as of June 30, 2012 and December 31, 2011 was $75,000 and $75,000, respectively.

Accrued interest payable related to the above loans totaled $18,589 and $16,359 at June 30, 2012 and December 31, 2011, respectively.

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
JUNE 30, 2012

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

On May 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $32,500. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 8% per annum and matures on February 2, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the OTCBB value preceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event.

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

The Company accounts for the fair value of the conversion features in accordance with ASC 815-15, “Derivatives and Hedging; Embedded Derivatives. ASC 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The Company valued the embedded derivative 180 days after the issuance of the notes per the terms of the convertible notes payable. The embedded derivative related to the note issued on March 23, 2011 was valued at $64,196. The embedded derivative related to the note issued on May 3, 2011 was valued at $32,500. The debt discounts are amortized over the remaining term of the loans, in these cases, three month. The balance of the debt discount was $10,833 as of June 30, 2012.

During the year ended December 31, 2011, the Company converted $28,000 of the March 23, 2011 note into 17,214,375 shares of common stock.

The balance of the convertible notes payable was $142,000 as of June 30, 2012. Accrued interest related to these notes was $7,607 as of June 30, 2012.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

On May 15, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $10,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 12% per annum and matures on May 15, 2013. The Note is convertible into shares of our common stock at the fair market value  of the shares at the date of conversion

NOTE 10 – NOTE PAYABLE

On June 30, 2011, the Company issued a note payable for proceeds of $7,000 to help fund operations. The note was due on April 30, 2011, bears 5% interest and is unsecured. The note is in default as of June 30, 2012. Accrued interest related to this note was $265 as of June 30, 2012.

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
JUNE 30, 2012

NOTE 12 – CAPITAL STOCK (CONTINUED)

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

During the year ended June 30, 2012, the Company converted $28,000 of the March 23, 2011 note into 17,214,375 shares of common stock.

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

There were 523,934,496 shares of common stock issued and outstanding as of June 30, 2012 and December 31, 2011.

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

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 14 – INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $1,496,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following for the years ended June 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$19,330	$22,250
Less: valuation allowance	(19,330)	(22,250)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$508,540	$489,176
Less: valuation allowance	(508,540)	(489,176)
Net deferred tax asset	$0	$0

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three months ended June 30, 2012 and June 30, 2011

We generated no revenue for the period from November 16, 2009 (Date of Inception) until June 30, 2012. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern. If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses decreased 90% to $20,711 for the three months ending June 30, 2012, as compared with $206,741 for the same period ended 2011. Our operating expenses decreased 85% to $40,689 for the six months ending June 30, 2012, as compared with $269,936 for the same period ended 2011. The decrease in our operating expenses for the three and six month periods are largely due to a decrease in consulting fees resulting from_the discontinuation of various consulting agreements which were in place during 2011 and to a lesser extent a decrease in professional fees resulting from higher than normal legal costs in the first quarter of 2011.

Our net loss decreased to $24,851 for the three months ended June 30, 2012 from $208,991for the comparative three month periods and was $56,854for the six months ending June 30, 2012, as compared with $274,436 for the same period ended 2011. The decrease in net loss is directly attributed to the decrease in consulting and professional fees.

Liquidity and Capital Resources

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have a working capital deficit, and have incurred losses since inception resulting in an accumulated deficit of $1,495,716 as of June 30, 2012, and further losses are anticipated in the development of our business, raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of June 30, 2012, we had total current assets of $178,757 consisting of cash and cash equivalents of $8,757 and deferred offering costs of $170,000. We had current liabilities in the amount of $601,284 as of June 30, 2012. Thus, we had a working capital deficit of ($422,527) as of June 30, 2012.

Operating activities used $38,806 in cash for the six months ended June 30, 2012.  Financing activities during the six months ended June 30, 2012 generated $45,000 in cash during the period, which was due to proceeds of notes.

In June 2011, we entered into an Investment Agreement with Centurion for the provision of the Equity Line of up to $5,000,000. However, to date we have not met the conditions for use of the Equity line and there can be no assurance we will be able to meet such conditions in the future.

We have recently financed our operations through debt financings.  Despite our recent financings, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements. Other than the Equity Line, which we are currently unable to use, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

We have notes payable issued to various lenders. A summary of the outstanding notes are as follows: (i) on July 26, 2010, we issued a convertible promissory note, in the principal amount of $50,000, to Paramount Trading Company Inc. The note accrues interest at 12% per annum. The note, together with all accrued interest, was due and payable by July 27, 2011 and to date no payment has been made under the note and we are in default under the note. The note is convertible into shares of our common stock at fair market value, determined by the lesser of our share price of our last private offering or the 30 day average of our trading stock; (ii) on March 23, 2011, we issued a note in the aggregate principal amount of $65,000 (the “Note”). The Note bears interest at the rate of 8% per annum and matures on December 28, 2011. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 60% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event; (iii) on May 3, 2011, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $32,500. The Note bears interest at the rate of 8% per annum and matures on February 2, 2012. The note is convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event; (iv) on May 18, 2010, we issued a convertible promissory note, in the principal amount of $25,000. The note accrues interest at 12% per annum. The note, together with all accrued interest, was due and payable by September 3, 2011; and (v) on June 30, 2011 we entered issued a note in the principal amount of $7,000 that was due and payable by April 30, 2012. To date this loan has not been repaid; (vi) on September 21, 2011 we entered into a Securities Purchase Agreement with an accredited investor for the sale of a convertible promissory note in the aggregate principal amount of $37,500. The note bears interest at the rate of 8% per annum and matures on June 9, 2012. The note is convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 55% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event; (vii) on May 15, 2012 we issued a convertible promissory note in the aggregate principal amount of $10,000. The note bears interest at the rate of 12% per annum and matures on May 15, 2013. The note is convertible into shares of our common stock at a conversion price equal to the 30 day average price of the common stock; and (viii) on August 6, 2012 we issued a convertible promissory note in the aggregate principal amount of $10,000. The note bears interest at the rate of 12% per annum and matures on May 15, 2013. The note is convertible into shares of our common stock at a conversion price equal to the 30 day average price of the common stock.

Set forth below is a chart of our outstanding debt obligations as of June 30, 2012:

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

$10,000	May 15, 2013	Interest rate 12% Convertible into shares of our common stock beginning based on the fair market value of the stock which is the 30 day average price of the common stock

$10,000	May 15, 2013	Interest rate 12% Convertible into shares of our common stock beginning based on the fair market value of the stock which is the 30 day average price of the common stock

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

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer who is also our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2012 we issued a convertible promissory note to an accredited investor. The note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The offering did not involve any general solicitation or advertising by us. The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. The note contained a legend stating the restrictions on transfer to which such securities are subject.

On August 6, 2012 we issued a convertible promissory note to an accredited investor. The note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The offering did not involve any general solicitation or advertising by us. The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. The note contained a legend stating the restrictions on transfer to which such securities are subject.

During the year ended December 31, 2011, we issued 17,214,375 shares of common stock upon conversion of outstanding notes. The shares were exchanged with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+101.INS	XBRL Instance Document*

+101.SCH	XBRL Taxonomy Extension Schema Document*

+101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*

+101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

+101.LAB XBRL	Taxonomy Extension Label Linkbase Document*

+101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENDUM BATTERIES INC.

Date: August 20, 2012	By:	/s/ Rune Vind
Name: Rune Vind
Title: Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)