Form 10-Q
period 2012-09-30
VENDUM BATTERIES INC.
filed 2012-11-19
CIK 1426568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 000-54782

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  749,948,317 shares as of November 16, 2012

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

VENDUM BATTERIES INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

VENDUM BATTERIES INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS	September 30, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$3,563	$1,843
Deferred offering costs	170,000	170,000
Total Current Assets	173,563	171,843

Other Asset
Intellectual property	0	0

Total Assets	$173,563	$171,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$216,555	$239,160
Accrued expenses – related party	46,359	46,359
Accrued interest – related parties	13,615	16,339
Accrued interest	8,390	6,710
Due to director	0	0
Convertible notes payable – related parties	25,000	75,000
Convertible notes payable, net of debt discount	42,192	103,167
Derivative liability	0	50,781

Total Liabilities	352,111	537,516

Stockholders' Deficit
Common stock, par value $.001, 750,000,000 shares authorized, 638,192,832 and 523,934,496 shares issued and outstanding, respectively	638,192	523,934
Additional paid-in capital	672,406	554,068
Cumulative translation adjustment	(4,813)	(4,813)
Deficit accumulated during the development stage	(1,484,333)	(1,438,862)
Total Stockholders' Deficit	(178,548)	(365,673)

Total Liabilities and Stockholders' Deficit	$173,563	$171,843

see accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (unaudited)
PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO SEPTEMBER 30, 2012
	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Period from November 16, 2009 (Inception) to September 30, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	12,379	19,563	20,479	70,555	138,355
Consulting fees	0	41,506	24,612	250,331	736,114
Director compensation	15,000	0	15,000	0	15,000
General and administrative expenses	9,799	3,146	17,776	13,265	64,263

TOTAL OPERATING EXPENSES	37,178	64,215	77,867	334,151	953,732

NET LOSS FROM OPERATIONS	(37,178)	(64,215)	(77,867)	(334,151)	(953,732)

OTHER INCOME (EXPENSE)
Interest expense	0	(5,540)	(7,552)	(10,040)	(30,601)
Interest – amortization of debt discount	(0)	(0)	(10,833)	0	(96,696)
Change in value of derivative liability	48,561	0	50,781	0	96,696
Impairment of intellectual property	0	0	0	0	(500,000)
TOTAL OTHER INCOME (EXPENSE)	48,561	(5,540)	32,396	(10,040)	(530,607)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	11,278	(69,755)	(45,471)	(344,191)	(1,484,339)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET INCOME (LOSS)	$11,278	$(69,755)	$(45,471)	$(344,191)	(1,484,333)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	567,712,257	500,499,965	538,527,173	500,499,965

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

	Common stock		Additional paid-in	Cumulative translation	Deficit accumulated during the development
	Shares	Amount	Capital	Adjustment	Stage	Total
Inception, November 16, 2009	-	$-	$-	$-	$-	$-

Shares issued to founder	14	2		-	-	2

Net loss and cumulative translation adjustment for the period ended December 31, 2009	-	-		(3,577)	(23,965)	(27,542)
Balance, December 31, 2009	14	2	0	(3,577)	(23,965)	(27,540)

Shares cancelled in reverse merger	(14)	(2)	2	-	-	0

Shares issued in merger	8,500,023	608	(608)	-	-	0

Shares issued on recapitalization	1,098,786,657	78,543	(78,543)	-	-	0

Shares cancelled by former officer	(873,786,635)	(62,459)	62,459	-	-	0

Shares issued for conversion of debt	33,750,013	2,413	72,587	-	-	75,000

Shares issued for conversion of debt	232,749,907	16,637	473,363	-	-	490,000

Stock split	-	64,258	(64,258)	-	-	0

Shares issued for cash	500,000	100	69,900	-	-	70,000

Stock split	-	400,400	(400,400)	-	-	0
Net loss and cumulative translation adjustment for the period ended December 31, 2010	-	-	-	704	(635,376)	(634,672)
Balance, December 31, 2010	500,499,965	500,500	134,502	(2,873)	(659,341)	(27,212)

Shares issued for consulting services	5,000,000	5,000	240,000	-	-	245,000

Shares issued for deferred offering costs	1,220,156	1,220	168,780	-	-	170,000

Shares issued for conversion of debt	17,214,375	17,214	10,786	-	-	28,000
Net loss and cumulative translation adjustment for the period ended December 31, 2011	-	-	-	(1,940)	(779,521)	(781,461)
Balance, December 31, 2011	523,934,496	523,934	554,068	(4,813)	(1,438,862)	(365,673)
Shares issued for conversion of debt	114,258,336	114,258	118,338	-	-	232,596
Net loss and cumulative translation adjustment for the period ended September 30, 2012	-		-	-	(45,471)	(45,4716)
Balance, September 30, 2012	638,192,832	$638,192	$672,406	$(4,813)	$(1,484,333)	$(178,548)

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
FOR THE PERIOD FROM NOVEMBER 16, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Period from November 16, 2009 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(45,471)	$(344,191)	$(1,484,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual property	0	0	500,000
Shares issued for services	0	0	245,000
Amortization of debt discount	10,833	0	96,696
Change in fair value of derivative liability	(50,781)	0	(96,696)
Changes in assets and liabilities:
Increase (decrease in accrued expenses	2,395	111,673	241,555
Increase (decrease) in accrued expenses – related party	0	84,478	46,359
Increase in accrued interest – related parties	5,872	10,039	22,211
Increase in accrued interest	1,680	0	8,390
Cash Flows Used in Operating Activities	(75,472)	(138,001)	(420,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire intellectual property	0	0	(10,000)
Cash Flows Used in Investing Activities	0	0	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) due to director	0	(505)	0
Cash received for stock subscription receivable	0	0	2
Proceeds from convertible note payable	0	134,500	285,000
Proceeds from note payable	77,192	0	84,192
Proceeds from the sale of common stock	0	0	70,000
Cash Flows Provided by Financing Activities	77,192	133,995	439,194

Exchange rate effect on cash and cash equivalents	0	(1,685)	(4,813)

Net Increase (decrease) in Cash and Cash Equivalents	1,720	(5,691)	3,563
Cash and cash equivalents, beginning of period	1,843	21,766	0
Cash and cash equivalents, end of period	$3,563	$16,075	$3,563

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS
Stock issued for stock subscription receivable	$0	$0	$0
Note payable issued to acquire intellectual property	$0	0	$490,000
Convertible notes payable converted to common stock	$0	0	$730,000
Note payable settled in common stock	$232,596	$0	$232,596
Common stock issued for deferred offering costs	$0	$0	$170,000
Derivative liability and debt discount recorded in connection with convertible debt	$0	$0	$96,696

See accompanying notes to financial statements.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Vendum Batteries Inc.  (the "Company" or “Vendum”) was incorporated in Nevada on December 13, 2006.  Vendum is an environmentally friendly mobile battery company with the sole focus on identifying, evaluating, acquiring, developing and partnering for the commercialization of proprietary eco-friendly power sources.

The accompanying unaudited interim financial statements have been prepared by Vendum Batteries Inc. (“Vendum” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2011.  The results of operations for the nine months ended September 30, 2012 are not indicative of the results that may be expected for the full year.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has a working capital deficit, and has incurred losses since inception resulting in an accumulated deficit of $1,484,333 as of September 30, 2012, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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
SEPTEMBER 30, 2012

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,563 and $1,843 of cash as of September 30, 2012 and December 31, 2011 respectively.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended September 30, 2012 and 2011, respectively.

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
SEPTEMBER 30, 2012

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share (continued)
the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

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

NOTE 4 – OFFERING COSTS

In accordance with ASC 505-10, “Costs of an Equity Transaction”, costs incurred to issue shares classified as equity, such as underwriting, accounting and legal fees, printing costs, and taxes, should be treated as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued may be classified as a reduction of equity or as an asset until the stock is issued. The Company entered into a contract on May 26, 2011 and issued 1,220,156 shares valued at $170,000 that have been classified as deferred offering costs as of September 30, 2012. The costs will be reclassified to equity issuance costs upon successful completion of the sale of the Company’s common stock.

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

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 6 – ACCRUED EXPENSES

Accrued expenses at September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Professional fees	$15,628	$37,025
Consulting fees	200,927	202,135
Total accrued expenses	$216,555	$239,160

NOTE 7 – ACCRUED EXPENSES – RELATED PARTY

Accrued expenses – related party consisted amounts due to an officer and shareholder of the Company for consulting services. There was $46,359 and $46,359 of accrued expenses – related party as of September 30, 2012 and December 31, 2011, respectively.

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

On July 26, 2010, the Company issued a 12% convertible note payable of $50,000 to a related party. Interest will accrue beginning from the date of the loan however no interest is due until the loan comes due on July 27, 2011. During the period ended September 30, 2012, the notes payable was converted to 12,500,000 shares of common stock of the Company.

The balance of the convertible notes to related parties as of September 30, 2012 and December 31, 2011 was $25,000 and $75,000, respectively.

Accrued interest payable related to the above loans totaled $13,615 and $16,359 at September 30, 2012 and December 31, 2011, respectively.

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
SEPTEMBER 30, 2012

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The loans may be converted into the Company’s common stock at any point during the term of the loan by the note holder. The number of shares to be issued will be determined by the fair market value of the common stock on the date of the conversion. If fair market value is not determinable at the conversion date the stock will be converted based on the lesser of either the share price of the last private offering or the thirty day average of the Company’s stock in the event a public listing has taken place. During the year ended December 31, 2011, the Company converted $28,000 of the March 23, 2011 note into 17,214,375 shares of common stock. The balance of the note was converted into shares of common stock during the period ended September 30, 2012.

On May 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $32,500. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 8% per annum and matures on February 2, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. This note was converted into shares of common stock of the Company during the period ended September 30, 2012.

On September 21, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $37,500. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 8% per annum and matures on June 9, 2012. The Note is convertible into shares of our common stock beginning 180 days from the date of the Note at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. This note was converted into shares of common stock of the Company during the period ended September 30, 2012.

The Company accounts for the fair value of the conversion features in accordance with ASC 815-15, “Derivatives and Hedging; Embedded Derivatives. ASC 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The Company valued the embedded derivative 180 days after the issuance of the notes per the terms of the convertible notes payable. The embedded derivative related to the note issued on March 23, 2011 was valued at $64,196. The embedded derivative related to the note issued on May 3, 2011 was valued at $32,500. The debt discounts are amortized over the remaining term of the loans, in these cases, three month. The balance of the unamortized debt discount was $nil as of September 30, 2012.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The balance of these convertible notes payable was $nil as of September 30, 2012. Accrued interest related to these notes was $8,390 as of September 30, 2012.

On February 23, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $35,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 12% per annum and matures on February 24, 2013. The Note is convertible into shares of our common stock at the fair market value  of the shares at the date of conversion. The note was converted to shares during the period ended September 30, 2012.

On May 15, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $10,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 12% per annum and matures on May 15, 2013. The Note is convertible into shares of our common stock at the fair market value of the shares at the date of conversion

On September 30, 2011, the Company issued a note payable for proceeds of $7,000 to help fund operations. The note was due on April 30, 2011, bears 5% interest and is unsecured.  Accrued interest related to this note was $265 as of September 30, 2012. During the period ended September 30, 2012, the note payable was converted into 1,166,666 shares of common stock of the Company.

On September 15, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $15,000. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 12% per annum and matures on September 30, 2013. The Note is convertible into shares of our common stock at the fair market value of the shares at the date of conversion

On September 20, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $12,692. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 12% per annum and matures on September 30, 2013. The Note is convertible into shares of our common stock at the fair market value of the shares at the date of conversion.

On August 7, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Holder”) for the sale of a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $4,500. The net proceeds of the financing, after deducting placement agent fees, are to be used for our general working capital purposes. The Note bears interest at the rate of 12% per annum and matures on August 7, 2013. The Note is convertible into shares of our common stock at the fair market value of the shares at the date of conversion.

NOTE 10 – DUE TO DIRECTOR

A director and shareholder of the Company advanced $505 to Vendum during the period ended December 31, 2010. The amount was unsecured, non-interest bearing and due on demand. The loan was repaid during the year ended December 31, 2011.

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 11 – CAPITAL STOCK

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

During the nine months ended September 30, 2012, the Company converted $28,000 of the March 23, 2011 note into 17,214,375 shares of common stock.

The Company entered into an Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on June 3, 2011.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $5,000,000 of our common stock, over a period of time terminating upon 36 months from the date of the Investment Agreement, subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 11 – CAPITAL STOCK (CONTINUED)

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

During the period ended September 30, 2012, the Company issued    114,258,336   shares of common stock in settlement of debt of $ 232,596.

There were 638,192,832 shares of common stock issued and outstanding as of September 30, 2012 and December 31, 2011.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of approximately $1,484,333 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following for the periods ended September 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$15,439	$117,025
Less: valuation allowance	(15,439)	(117,025)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$504,670	$489,176
Less: valuation allowance	(504,670)	(489,176)
Net deferred tax asset	$0	$0

VENDUM BATTERIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 14 – SUBSEQUENT EVENTS

On October 3, 2012, the Company issued a 12% convertible promissory note in the amount of $ 10,000.

Subsequent to the end of the period, the Company issued 99,940,303 shares of common stock of the company in settlement of debt.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three and nine months ended September 30, 2012 and September 30, 2011

We generated no revenue for the period from November 16, 2009 (Date of Inception) until September 30, 2012. Without revenues, we are forced to rely on fundraising activities in order to continue as a going concern. If we are unable to generate revenues or raise funds in the near future, we will be forced to consider other business opportunities or cease operations.

Our operating expenses $37,178 for the three months ending September 30, 2012, as compared with $64,215 for the same period ended 2011. The decrease in our operating expenses for the three month period is largely due to a decrease in consulting fees and to a lesser extent a decrease in professional fees and general and administrative expenses offset by an increase in director compensation.

Our operating expenses $77,867 for the nine months ending September 30, 2012, as compared with $334,151 for the same period ended 2011. The decrease in our operating expenses for the nine month period is largely due to a decrease in consulting fees and to a lesser extent a decrease in professional fees and general and administrative expenses offset by an increase in director compensation.

Our net income for the comparative three month period ending September 30, 2012 was $11,278, as compared with a net loss of ($69,755) for the same period ended 2011. Our net loss for the comparative nine month period ending September 30, 2012 was ($45,471), as compared with ($344,191) for the same period ended 2011.The decrease in net loss is directly attributed to a decrease in operating expenses.

Liquidity and Capital Resources

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have a working capital deficit, and have incurred losses since inception resulting in an accumulated deficit of ($1,484,333) as of September 30, 2012, and further losses are anticipated in the development of our business, raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of September 30, 2012, we had total current assets of $173,563 consisting of cash and cash equivalents of $3,563 and total assets in the amount of $170,000. We had current liabilities in the amount of $352,111 as of September 30, 2012. Thus, we had a working capital deficit of ($178,548) as of September 30, 2012.

Cash used in operating activities was $75,472 for the nine months ended September 30, 2012 and was primarily attributed to our net loss of ($45,471) for the nine months ended September 30, 2012 offset by certain non- cash adjustments. Financing activities during the nine months ended September 30, 2012 generated $77,192 in cash during the period, which was due to the proceeds of 5 notes payable issued to third parties.

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

We have notes payable issued to various lenders. A summary of the outstanding notes are as follows: (i) )  on September 15, 2012 we issued a convertible promissory note in the aggregate principal amount of $15,000. The note bears interest at the rate of 12% per annum and matures on September 30, 2013. The note is convertible into shares of our common stock at a conversion price equal to the fair market value of the common stock on the date of conversion (ii) on May 15,  2012 we issued a convertible promissory note in the aggregate principal amount of $10,000. The note bears interest at the rate of 12% per annum and matures on May 15, 2013. The note is convertible into shares of our common stock at a conversion price equal to the fair market value of the common stock on the date of conversion.(iii) on September 20, 2012 we issued a convertible promissory note in the aggregate principal amount of $12,692. The note bears interest at the rate of 12% per annum and matures on September 30, 2013. The note is convertible into shares of our common stock at a conversion price equal to the fair market value of the common stock on the date of conversion (iv) on August 7, 2012 we issued a convertible promissory note in the aggregate principal amount of $4,500. The note bears interest at the rate of 12% per annum and matures on August 7, 2013. The note is convertible into shares of our common stock at a conversion price equal to the fair market value of the common stock on the date of conversion. and (v) on May 18, 2010 we issued a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at the rate of 12% per annum and matures on September 3, 2011. The note is convertible into shares of our common stock at a conversion price equal to the fair market value of the common stock on the date of conversion.

On October 3, 2012, we issued a convertible promissory note in the aggregate principal amount of $10,000. The note bears interest at the rate of 12% per annum and matures on October 3, 2013. The note is convertible into shares of our common stock at a conversion price equal to the fair market value of the common stock on the date of conversion.

Set forth below is a chart of our outstanding debt obligations as of September 30, 2012: *

Original Principal Amount	Maturity Date	Features

$ 15,000	September 15, 2013	Interest rate 12% Convertible into shares of our common stock beginning based on the fair market value of the stock on the date of conversion
$ 10,000	May 15, 2013	Interest rate 12% Convertible into shares of our common stock beginning based on the fair market value of the stock on the date of conversion
$12,692	September 30, 2013	Interest rate 12% Convertible into shares of our common stock beginning based on the fair market value of the stock on the date of conversion
$4,500	August 7,2013	Interest rate 12% Convertible into shares of our common stock beginning based on the fair market value of the stock on the date of conversion
$25,000	September 3, 2011	Interest rate 12% Convertible into shares of our common stock beginning based on the fair market value of the stock on the date of conversion
●	Does not include the note issued on October 3, 2012 described above

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer who is also our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2012 we issued a convertible promissory note to an accredited investor. The note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The offering did not involve any general solicitation or advertising by us. The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. The note contained a legend stating the restrictions on transfer to which such securities are subject

On September 15, 2012 we issued a convertible promissory note to an accredited investor. The note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The offering did not involve any general solicitation or advertising by us. The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. The note contained a legend stating the restrictions on transfer to which such securities are subject.

On September 30, 2012 we issued a convertible promissory note to an accredited investor. The note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The offering did not involve any general solicitation or advertising by us. The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. The note contained a legend stating the restrictions on transfer to which such securities are subject

On October 3, 2012 we issued a convertible promissory note to an accredited investor. The note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The offering did not involve any general solicitation or advertising by us. The holder acknowledged the existence of transfer restrictions applicable to the securities sold by us. The note contained a legend stating the restrictions on transfer to which such securities are subject.

During the quarter ended September 30, 2012, we issued an aggregate of  114,258.336   shares of our common stock to investors upon conversion of convertible notes in reliance upon Section 3 (a)(9) of the Securities Act of 1933.

Subsequent to the quarter ended September 30, 2012, we issued an aggregate of  99,940,303   shares of our common stock to investors upon conversion of convertible notes in reliance upon Section 3 (a)(9) of the Securities Act of 1933.

Item 3.     Defaults upon Senior Securities

One note issued in May 2010 in the principal amount of $25,000 was due and payable on September 3, 2011.

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

VENDUM BATTERIES INC.

Date: November 19, 2012	By:	/s/ Rune Vind
Name: Rune Vind
Title: Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)